Form 10QSB
period 2003-03-31
COVE APPAREL INC
filed 2003-05-20
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    -----------------

Commission File Number: 000-50290

                               Cove Apparel, Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               95-4891903
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 1003 Dormador, Suite 21, San Clemente, California 92672
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.224.3040
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2003, there were 2,600,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               COVE APPAREL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                     ASSETS
                                                                    March 31,             September 30,
                                                                      2003                     2002
                                                              ----------------------    -------------------
                                                                   (Unaudited)

CURRENT ASSETS -
    cash and cash equivalents                                 $               2,598     $            1,571

DEPOSITS                                                                          -                  5,000
                                                              ----------------------    -------------------

                                                              $               2,598     $            6,571
                                                              ======================    ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities -
    accounts payable and accrued expenses                     $               9,813     $            8,037
                                                              ----------------------    -------------------

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized, no shares issued or outstanding                                 -                      -
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 2,600,000 issued and outstanding                            2,600                  2,600
    Additional paid-in capital                                               43,633                 32,633
    Deficit accumulated during development stage                            (53,448)               (36,699)
                                                              ----------------------    -------------------

       Total stockholders' deficiency                                        (7,215)                (1,466)
                                                              ----------------------    -------------------

                                                              $               2,598     $            6,571
                                                              ======================    ===================







The accompanying notes form an integral part of these financial statements.

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                             For the period   For the period
                                                                                              from December    from December
                                            For the three   For the three    For the six        13, 2001         13, 2001
                                             months ended    months ended    months ended    (inception) to   (inception) to
                                            March 31, 2003  March 31, 2002  March 31, 2003   March 31, 2002   March 31, 2003
                                           --------------- --------------- --------------- ------------------ ---------------
                                           --------------- --------------- --------------- ------------------ ---------------
Net revenue                                $        5,145  $            -  $        8,466  $               -  $       14,466

General and administrative expenses                 8,570           9,232          25,215              9,232          67,914
                                           --------------- --------------- --------------- ------------------ ---------------

Loss before provision for income taxes             (3,425)         (9,232)        (16,749)            (9,232)        (53,448)

Provision for income taxes                              -               -               -                  -               -
                                           --------------- --------------- --------------- ------------------ ---------------

Net loss                                   $       (3,425) $       (9,232) $      (16,749) $          (9,232) $      (53,448)
                                           --------------- --------------- --------------- ------------------ ---------------


Net loss available to common stockholders per common share - basic and dilutive:

    Loss per common share -
    basic and dilutive                     $        (0.00) $        (0.01) $        (0.01) $           (0.01) $        (0.02)
                                           --------------- --------------- --------------- ------------------ ---------------

    Weighted average common shares
      outstanding - basic and dilutive          2,600,000       1,588,889       2,600,000          1,349,057       2,364,476
                                           --------------- --------------- --------------- ------------------ ---------------



The accompanying notes form an integral part of these financial statements.

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                             Deficit
                                                                                           accumulated
                                              Common stock               Additional           during                Total
                                      --------------------------------     paid-in         development          stockholders'
                                         Shares            Amount          capital            stage          equity (deficiency)
                                      ---------------  ---------------  --------------   -----------------  ---------------------

Balance at December 13, 2001,
  date of incorporation                             -  $            -   $            -   $               -   $                 -

Issuance of Founders Shares for
  services at $0.001 per share
  (January 2002)                            1,000,000           1,000                -                   -                 1,000

Issuance of common stock for cash
  at $0.01 per share (February 2002)        1,500,000           1,500           13,500                   -                15,000

Issuance of common stock for
  services at $0.01 per share
  (March 2002)                                100,000             100              900                   -                 1,000

Additional paid-in capital in exchange
  for office expenses                               -               -              900                   -                   900

Additional paid-in capital in exchange
  for services from officers                        -               -           17,333                   -                17,333

Net loss from inception to
     September 30, 2002                                             -                -             (36,699)              (36,699)
                                      ---------------  ---------------  --------------   -----------------  ---------------------

Balance at September 30, 2002               2,600,000           2,600           32,633             (36,699)               (1,466)

Additional paid-in capital in exchange
  for office expenses (unaudited)                   -               -              600                   -                   600

Additional paid-in capital in exchange
  for services from officers (unaudited)            -               -           10,400                   -                10,400

Net loss for the six months ended
     March 31, 2003 (unaudited)                     -               -                -             (16,749)              (16,749)
                                      ---------------  ---------------  --------------   -----------------  ---------------------

Balance at March 31, 2003 (unaudited)       2,600,000  $        2,600   $       43,633   $         (53,448) $             (7,215)
                                      ---------------  ---------------  --------------   -----------------  ---------------------




The accompanying notes form an integral part of these financial statements.

                                  COVE APPAREL, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the period     For the period
                                                                                  from December      from December
                                                                  For the            13,2001            13,2001
                                                             six months ended    (inception) to     (inception) to
                                                              March 31, 2003      March 31, 2002     March 31, 2003
                                                           -------------------  -----------------  -----------------

Cash flows provided by (used for) operating activities:
     Net loss                                              $          (16,749)  $         (9,232)  $         (53,448)
                                                           -------------------  -----------------  -----------------


   Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
      Non-cash issuance of common stock for services                        -              2,000               2,000
      Non-cash additional paid-in-capital in exchange for
        office expenses                                                   600                300               1,500
      Non-cash additional paid-in-capital in exchange for
        for services from officers                                     10,400              6,932              27,733

      Decrease in assets -
         deposits                                                       5,000                  -                   -

      Increase in liabilities -
         accounts payable and accrued expenses                          1,776                  -               9,813
                                                           -------------------  -----------------  -----------------

            Total adjustments                                          17,776              9,232              41,046
                                                           -------------------  -----------------  -----------------

            Net cash provided by (used for) operating activities        1,027                  -             (12,402)

Cash flows provided by financing activities -
     proceeds from issuance of common stock                                 -             15,000              15,000
                                                           -------------------  -----------------  -----------------

Net increase in cash                                                    1,027             15,000               2,598
Cash, beginning of period                                               1,571                  -                   -
                                                           -------------------  -----------------  -----------------

Cash, end of period                                        $            2,598  $          15,000   $           2,598
                                                           ===================  =================  =================
Supplemental disclosure of cash flow information:
     Income taxes paid                                     $                -  $               -   $               -
                                                           ===================  =================  =================
     Interest paid                                         $                -  $               -   $               -
                                                           ===================  =================  =================

Supplemental disclosure of non-cash financing activities:
     In January 2002, the Company issued 1,000,000 shares of its common stock in exchange for services to incorporate the Company. The Founder Shares were valued at the Company's par value of its common stock totaling $1,000, which represented its fair market value on the date of issuance.

     In February 2002, 1,500,000 shares of the Company's common stock were purchased for cash at $0.01 per share totaling $15,000, which was the fair market value of the Company's common stock on the date of issuance.

     In March 2002, 100,000 shares of the Company's common stock were issued at $0.01 per share in exchange for services rendered totaling $1,000, which was the fair market value of the
       Company's common stock on the date of issuance.





The accompanying notes form an integral part of these financial statements.

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
                       THE SIX MONTHS ENDED MARCH 31, 2003
                      AND THE PERIOD FROM DECEMBER 13, 2001
                     (INCEPTION) TO MARCH 31, 2003 AND 2002



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Cove Apparel, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on December 13, 2001, with a September 30 year-end. The Company is in the process of developing a line of casual wear to manufacture and distribute. As of March 31, 2003, the Company has produced revenues of $14,466 (unaudited) but will continue to report as a developmental stage company until significant revenues are produced.

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three and six months ended March 31, 2003 and 2002 include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, as filed with the Securities and Exchange Commission on April 24, 2003 for the period from December 13, 2001 (inception) to September 30, 2002.

         GOING CONCERN:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Management intends to continue to raise additional financing through debt financing and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.

                  Management believes these steps will be sufficient to provide the Company with the ability to continue in existence.

         REVENUE RECOGNITION:

                  The Company recognizes revenue upon shipment of goods to the customers, at which time title transfers. Sales are recorded net of returns, discounts and allowances. Shipping and handling charges are included in gross sales, with the related costs included in general and administrative expenses.

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
                       THE SIX MONTHS ENDED MARCH 31, 2003
                      AND THE PERIOD FROM DECEMBER 13, 2001
                     (INCEPTION) TO MARCH 31, 2003 AND 2002



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

         COMPREHENSIVE INCOME:

                  For the three months ended March 31, 2003 and 2002, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

         BASIC AND DILUTED INCOME (LOSS) PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2003 and 2002, the Company did not have any equity or debt instruments outstanding that can be converted into common stock (unaudited).


(2)      RELATED-PARTY TRANSACTIONS:

         An officer of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2003 and 2002 amounted to $300 and $300, respectively (unaudited).


(3)      EXECUTIVE COMPENSATION:

         Total executive compensation expense for the three months ended March 31, 2003 and 2002 amounted to $5,200 and $0, respectively, which was recorded for services provided by officers with an offset to additional paid-in capital (unaudited).

ITEM 2.  PLAN OF OPERATIONS
---------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Registration Statement on Form SB-2/A for the period from our inception on December 13, 2001 to September 30, 2002.

We were incorporated in Nevada on December 13, 2001. On January 8, 2002 we changed our name to Cove Apparel, Inc. We intend to be a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We propose to market, distribute and sell surf-inspired clothing, footwear, eyewear and other accessories through a network of associates located in the Caribbean Islands. Initially, we will distribute surf wear and accessories manufactured by third party surf wear manufacturers. As of the date of this prospectus, we have distributed surf apparel manufactured by Lost Enterprises. If we raise sufficient capital, then we intend to develop, design, contract for manufacture, market, and distribute our own collection of men's apparel under the brand name "Release." The Release line is currently in the planning stage and will be more comprehensively developed if we raise sufficient capital.

We are currently offering for sale 2,500,000 shares of our common stock in a direct public offering. Our registration statement on Form SB-2/A was declared effective on May 14, 2003. The purchase price is $0.10 per share. If all of the shares offered are purchased, the proceeds to us will be $250,000. We hope to use the proceeds of this offering to fund our operations. We hope to sell shares in the near future, although we cannot guaranty that we will be able to sell those shares.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002.
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2003, we have cash of $2,598. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our officers and directors provided us with our initial capitalization of $15,000. As of March 31, 2003, our total liabilities were $9,813, all of which was for accounts payable and accrued expenses.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended March 31, 2003, we generated $5,145 in revenue from our clothing sales operations. This is in comparison to the three months ended March 31, 2002, where we did not generate revenues. The increase in revenues is due to our sales of clothing during the three months ended March 31, 2003.

OPERATING EXPENSES. For three months ended March 31, 2003, our total expenses were $8,570, which were represented by general and administrative expenses. This is in comparison to the three months ended March 31, 2002, where we had $9,232 in general and administrative expenses. For the three months ended March 31, 2003, we experienced a net loss of $3,425, compared to $9,232 for the three months ended March 31, 2002. The decrease in our net loss is due to the fact that we generated revenues from sales of our clothing during the most recent quarter.

FOR THE SIX MONTHS ENDED MARCH 31, 2003 and 2002

RESULTS OF OPERATIONS.

REVENUES. For the six months ended March 31, 2003, we generated $8,466 in revenue from our clothing sales operations. This is in comparison to period from our inception on December 13, 2001 through March 31, 2002, where we did not generate revenues. The increase in revenues is due to our sales of clothing during the six months ended March 31, 2003.

OPERATING EXPENSES. For six months ended March 31, 2003, our total expenses were $25,215, which were represented by general and administrative expenses. This is in comparison to the period from our inception on December 13, 2001 to March 31, 2002, where we had $9,232 in general and administrative expenses. For the six months ended March 31, 2003, we experienced a net loss of $16,749, compared to $9,232 for the period from our inception on December 13, 2001 to March 31, 2002. The decrease in our net loss is due to the fact that we generated revenues from sales of our clothing during the most recent six month period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $14,666 in revenues from operations since our inception on December 13, 2001. To effectuate our business plan during the next twelve months, we must continue to market our products and increase our product offerings. We are currently marketing our surf wear to people that participate in water sports and recreational activities such as professional surfing, waterskiing, snowboarding and skateboarding. To expand our marketing activities, we intend to develop sponsor relationships with professional athletes who participate in water sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes.

We are currently offering for sale 2,500,000 shares of our common stock in a direct public offering. Our registration statement on Form SB-2/A was declared effective on May 14, 2003. The purchase price is $0.10 per share. If all of the shares offered are purchased, the proceeds to us will be $250,000. We hope to use the proceeds of this offering to fund our operations. We hope to sell shares in the near future, although we cannot guaranty that we will be able to sell those shares.

We have cash of $2,598 as of March 31, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months if we are able to sell at least half of the shares that we are offering. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

In the event that we experience a shortfall in our capital, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 2,500,000 shares of our common stock, which equals approximately 96% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
-------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Cove Apparel, Inc.,
                                           a Nevada corporation



May 15, 2003                      By:      /s/ Daniel Trotter
                                           -----------------------------------
                                           Daniel Trotter
                                           Chief Executive Officer, President,
                                           Secretary, Director

CERTIFICATIONS

I, Daniel Trotter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cove Apparel, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003



/s/ Daniel Trotter
----------------------
Daniel Trotter
Chief Executive Officer

CERTIFICATIONS

I, Shawn Peterson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cove Apparel, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003



/s/ Shawn Peterson
----------------------
Shawn Peterson
Chief Financial Officer