Form 10QSB
period 2003-06-30
COVE APPAREL INC
filed 2003-08-14
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------  -----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2003, there were 3,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------




                              COVE APPAREL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS




                                     ASSETS

                                                                       June 30,              September 30,
                                                                         2003                     2002
                                                                   --------------------    -------------------
                                                                      (Unaudited)
CURRENT ASSETS -
    cash                                                           $                324    $              1,571

Deposits                                                                              -                   5,000
                                                                   --------------------    -------------------

                                                                   $                324    $              6,571
                                                                   ====================    ===================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $              9,813    $             8,037
    Due to related party                                                          5,500                      -
                                                                   --------------------    -------------------
                                                                                 15,313                  8,037
                                                                   --------------------    -------------------

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized, no shares issued or outstanding                                     -                      -
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 2,600,000 issued and outstanding                                2,600                  2,600
    Additional paid-in capital                                                   49,133                 32,633
    Deficit accumulated during development stage                                (66,722)               (36,699)
                                                                   --------------------    -------------------

       Total stockholders' deficiency                                           (14,989)                (1,466)
                                                                   --------------------    -------------------

                                                                   $                324    $             6,571
                                                                   ====================    ===================

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                    For the period   For the period
                                                                                                   from December     from December
                                                 For the three    For the three     For the nine      13, 2001         13, 2001
                                                 months ended     months ended      months ended    (inception) to   (inception) to
                                                 June 30, 2003    June 30, 2002     June 30, 2003   June 30, 2002    June 30, 2003
                                                ---------------  ---------------  ---------------  ---------------  --------------

NET REVENUE                                     $             -  $             -  $         8,466  $             -  $       14,466

GENERAL AND ADMINISTRATIVE EXPENSES                      13,274           10,526           38,489           10,526          81,188
                                                ---------------  ---------------  ---------------  ---------------  --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (13,274)         (10,526)         (30,023)         (10,526)        (66,722)

PROVISION FOR INCOME TAXES                                    -                -                -                -               -
                                                ---------------  ---------------  ---------------  ---------------  --------------

NET LOSS                                        $       (13,274) $       (10,526) $       (30,023) $       (10,526) $      (66,722)
                                                ===============  ===============  ===============  ===============  ==============

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
  PER COMMON SHARE - BASIC AND DILUTIVE:

   Loss per common share - basic and dilutive   $         (0.01) $         (0.00) $         (0.01) $         (0.01) $        (0.03)
                                                ===============  ===============  ===============  ===============  ==============

   Weighted average common shares
     outstanding - basic and dilutive                 2,600,000        2,600,000        2,600,000        1,926,904       2,364,057
                                                ===============  ===============  ===============  ===============  ==============

                                                    COVE APPAREL, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                                  Deficit
                                                                                                accumulated
                                                     Common stock                Additional        during           Total
                                            --------------------------------      paid-in       development     stockholders'
                                                Shares          Amount            capital          stage          deficiency
                                            ---------------  ---------------  ---------------  --------------  ---------------
Balance at December 13, 2001,
  date of incorporation                                   -  $             -  $             -  $            -  $             -

Issuance of Founders Shares for
  services at $0.001 per share
  (January 2002)                                  1,000,000            1,000                -               -            1,000

Issuance of common stock for cash
  at $0.01 per share (February 2002)              1,500,000            1,500           13,500               -           15,000

Issuance of common stock for
  services at $0.01 per share
  (March 2002)                                      100,000              100              900               -            1,000

Additional paid-in capital in exchange
  for office expenses                                     -                -              900               -              900

Additional paid-in capital in exchange
  for services from officers                              -                -           17,333               -           17,333

Net loss from inception to
    September 30, 2002                                    -                -                -         (36,699)         (36,699)
                                            ---------------  ---------------  ---------------  --------------  ---------------

Balance at September 30, 2002                     2,600,000            2,600           32,633         (36,699)          (1,466)

Additional paid-in capital in exchange
  for office expenses (unaudited)                         -                -              900               -              900

Additional paid-in capital in exchange
  for services from officers (unaudited)                  -                -           15,600               -           15,600

Net loss for the nine months ended
    June 30, 2003 (unaudited)                             -                -               -         (30,023)          (30,023)
                                            ---------------  ---------------  ---------------  --------------  ---------------

Balance at June 30, 2003 (unaudited)              2,600,000  $         2,600  $        49,133  $      (66,722) $       (14,989)
                                            ===============  ===============  ===============  ==============  ===============

                           COVE APPAREL, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          For the period      For the period
                                                                                          from December       from December
                                                                       For the nine          13, 2001           13, 2001
                                                                      months ended        (inception)         (inception) to
                                                                      June 30, 2003        June 30, 2002      June 30, 2003
                                                                    ------------------  ------------------  ------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                        $          (30,023) $          (10,526) $          (66,722)
                                                                    ------------------  ------------------  ------------------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
      (USED FOR) OPERATING ACTIVITIES:
       Non-cash issuance of common stock for services                                -               2,000               2,000
       Non-cash additional paid-in-capital in exchange for
         office expenses                                                           900                 600               1,800
       Non-cash additional paid-in-capital in exchange for
         for services from officers                                             15,600                   -              32,933

       DECREASE IN ASSETS -
         deposits                                                                5,000              (5,000)                  -

       INCREASE IN LIABILITIES -
         accounts payable and accrued expenses                                   1,776               3,000               9,813
                                                                    ------------------  ------------------  ------------------

               Total adjustments                                                23,276                 600              46,546
                                                                    ------------------  ------------------  ------------------

               Net cash used for operating activities                           (6,747)             (9,926)            (20,176)
                                                                    ------------------  ------------------  ------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                           -              15,000              15,000
    Advances from Officer                                                        5,500                   -               5,500
                                                                    ------------------  ------------------  ------------------

               Net cash provided by financing activities                         5,500              15,000              20,500
                                                                    ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                                 (1,247)              5,074                 324
CASH, beginning of period                                                        1,571                   -                   -
                                                                    ------------------  ------------------  ------------------

CASH, end of period                                                 $              324             $ 5,074  $              324
                                                                    ==================  ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                               $                -  $                -  $                -
                                                                    ==================  ==================  ==================

    Interest paid                                                   $                -  $                -  $                -
                                                                    ==================  ==================  ==================

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

                     FOR THE NINE MONTHS ENDED JUNE 30, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Cove Apparel, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on December 13, 2001, with a September 30 year-end. The Company is in the process of developing a line of casual wear to manufacture and distribute. As of June 30, 2003, the Company has produced revenues of $14,466 (unaudited) but will continue to report as a developmental stage company until significant revenues are produced.

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three months ended June 30, 2003 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, as filed with the Securities and Exchange Commission on April 24, 2003 for the period from December 13, 2001 (inception) to September 30, 2002.

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

                  Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. Management intends to continue to raise additional financing through debt financing and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.

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

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                     FOR THE NINE MONTHS ENDED JUNE 30, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         REVENUE RECOGNITION:

                  The Company recognizes revenue upon shipment of goods to the customers, at which time, title transfers. Sales are recorded net of returns, discounts and allowances. The Company has produced revenues of $14,466 (unaudited) but will continue to report as a development stage company until significant revenues are produced.

         COMPREHENSIVE INCOME:

                  Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three and nine months ended June 30, 2003 and 2002, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

         BASIC AND DILUTED INCOME (LOSS) PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2003, the Company did not have any equity or debt instruments outstanding that can be converted into common stock (unaudited).

         RECENT ACCOUNTING PRONOUNCEMENTS:

                During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

                During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                     FOR THE NINE MONTHS ENDED JUNE 30, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

(2)      RELATED PARTY TRANSACTIONS:

         Office Space
         -------------

         An officer of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended June 30, 2003 and 2002 amounted to $300, and total office expense for the nine months ended June 30, 2003 and period from December 13, 2001 to June 30, 2002 amounted to $900 and $600, respectively (unaudited).

         Due to related party
         ---------------------

         An officer of the company made advances to the company of $5,500. These advances are non-interest bearing and are classified as short term.

(3)      EXECUTIVE COMPENSATION:

         Total executive compensation expense for the three months ended June 30, 2003 and 2002 amounted to $5,200, and total executive compensation expense for the nine months ended June 30, 2003 and period from December 13, 2001 to June 30, 2002 amounted to $15,600 and $12,131, respectively, which was recorded for services provided by officers with an offset to additional paid-in capital (unaudited).

(4)      SUBSEQUENT EVENT:

         During August 2003, the Company issued 900,000 shares of its common stock at $0.10 per share for $90,000 (unaudited).

ITEM 2.  PLAN OF OPERATION
--------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

We were incorporated in Nevada on December 13, 2001. On January 8, 2002, we changed our name to Cove Apparel, Inc. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Lost Enterprisesand Ambiguous. In addition, we are currently developing our own collection of men's apparel under a new brand name, which we will sell and distribute throughout the United States, Japan and our established distribution network in the Caribbean. Using funds raised from our offering registered by means of our recent registration statement on Form SB-2 we also intend to develop, design, contract for manufacture, market, and distribute our own collection of men's apparel under the brand name "Release." The Release line is currently in the planning stage and will be more comprehensively developed utilizing the $90,000 we have raised to date. Our website is located at www.coveapparel.com.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $324 as of June 30, 2003, which constituted our total current assets as well as our total assets. This is in comparison to the year ended September 30, 2002, where we had cash of $1,571 and deposits of $5,000, resulting in total current assets of $6,571. In August 2003, we raised $90,000 from the sale of 900,000 shares of our common stock pursuant to our registration statement on Form SB-2. Those funds are currently being held in an impound account, which we anticipate being released to us shortly. Ms. Jodi Hunter purchased those 900,000 shares which constitute 25.7% of our issued and outstanding common stock, and was appointed as one of our directors, as reported on our Form 8-K filed August 12, 2003.

Our total current liabilities were $15,313 as of June 30, 2003, which represented $9,813 in accounts payable and accrued expenses, and $5,500 which represented a loan from an officer. We had no long term commitments or contingencies. This is in comparison to the year ended September 30, 2002, where our current liabilities were $8,037, which was represented solely by accounts payable and accrued expenses


FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.
--------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2003 and 2002, we did not generate any revenue from our clothing sales operations.

OPERATING EXPENSES. For three months ended June 30, 2003, our total expenses were $13,274, which were represented by general and administrative expenses. This is in comparison to the three months ended June 30, 2002, where we had $10,526 in general and administrative expenses. For the three months ended June 30, 2003, we experienced a net loss of $13,274 compared to $10,526 for the three months ended June 30, 2002. The increase in our net loss is due to the fact that we have been attempting to increase our sales during the most recent three month period.

FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM DECEMBER 13, 2001 TO JUNE 30, 2002
----------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended June 30, 2003, we generated $8,466 in revenue from our clothing sales operations. This is in comparison to period from our inception on December 13, 2001 through June 30, 2002, where we did not generate revenues. The increase in revenues is due to our sales of clothing we conducted during the nine months ended June 30, 2003.

OPERATING EXPENSES. For the nine months ended June 30, 2003, our total expenses were $38,489, which were represented by general and administrative expenses. This is in comparison to the period from our inception on December 13, 2001 to June 30, 2002, where we had $10,526 in general and administrative expenses. For the nine months ended June 30, 2003, we experienced a net loss of $30,023, compared to $10,526 for the period from our inception on December 13, 2001 to June 30, 2002. The increase in our net loss is due to the fact that we incurred more general and administrative expenses from our operations during the most recent nine month period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $14,466 in revenues from operations since our inception on December 13, 2001. To effectuate our business plan during the next three to nine months, we must continue to market our products and increase our product offerings. We are currently marketing our surf wear to people that participate in water sports and recreational activities such as professional surfing, waterskiing, snowboarding and skateboarding. To expand our marketing activities, we intend to develop sponsor relationships with professional athletes who participate in water sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes.

We have cash of $324 as of June 30, 2003. However, subsequent to June 30, 2003, we sold 900,000 shares of our common stock for $90,000 pursuant to the registration statement we filed on Form SB-2. As described in our SB-2, those funds are currently held in an impound account which we anticipate being released to us shortly. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

In the event that we experience a shortfall in our capital, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 3,400,000 shares of our common stock, which equals approximately 97% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None during the period covered by this report. However, on August 11, 2003, Ms. Jodi Hunter purchased 900,000 shares or 25.7% of our issued and outstanding common stock for $90,000, and was appointed as one of our directors, as reported on our Form 8-K filed August 12, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Cove Apparel, Inc.,
                                           a Nevada corporation



August 13, 2003                     By:    /s/ Daniel Trotter
                                           -----------------------------
                                           Daniel Trotter
                                           Chief Executive Officer, President,
                                           Secretary, Director

CERTIFICATIONS
--------------

I, Daniel Trotter, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Cove Apparel, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 13, 2003

/s/ Daniel Trotter
----------------------
Daniel Trotter
Chief Executive Officer

CERTIFICATIONS
--------------

I, Shawn Peterson, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Cove Apparel, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 13, 2003

/s/ Shawn Peterson
----------------------
Shawn Peterson
Chief Financial Officer