Form 10KSB
period 2003-09-30
COVE APPAREL INC
filed 2004-01-05
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the year ended September 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  -----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X][ Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $8,466.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 16, 2003, approximately $0.

As of December 29, 2003, there were 10,480,500 shares of the issuer's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                           [ ] Yes           [X]  No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

OUR BACKGROUND. We were incorporated in Nevada on December 13, 2001 as "Lisa Morrison, Inc." On January 8, 2002, we changed our name to Cove Apparel, Inc.

OUR BUSINESS. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories from third-party suppliers. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Lost Enterprises and Ambiguous Industries. In addition, we are currently developing our own collection of men's apparel under a new brand name, which we plan to sell and distribute throughout the United States, Japan and through our established distribution network in the Caribbean. Our new line is currently in the planning stage and will be more comprehensively developed utilizing funds we have raised to date in our offering pursuant to our recent registration statement on Form SB-2. We are designing and developing our brand in-house, and we will outsource the manufacture of our proposed products to various third-party apparel manufacturers in Europe and Asia.

We also hope to arrange to sell goods produced by other third party surfwear and accessory companies. However, at this time, we do not have any formal written agreement with any supplier, including Lost Enterprises and Ambiguous Industries. We believe that our success will depend on our ability to promote products consistent with the surfing culture image, and anticipate and respond to changing consumer demands and tastes. Our goal is to build a reputation as a leading retailer of surfing-related and casual beachwear fashions, and maintain a balanced company through wholesale, licensing, and retail operations.

MERCHANDISING. Our management monitors and evaluates fashion trends throughout the world to discover new fabrics, styles and influences. We believe that our management will understand the requirements of sales, merchandising and retail aspect of our operations in order to select products to meet the needs of our markets. We will rely on our third party suppliers to provide us with merchandising support in the form of logos, stickers, and catalogues.

OUR PRODUCTS. Our third-party providers of apparel, including but not limited to, "Lost Enterprises," and "Ambiguous Industries" supply us with goods that represent current and emerging fashion trends. We also currently are establishing relationships with other manufacturers to distribute their products. We promote products consistent with the surfing culture image, and anticipate and respond to changing consumer demands and tastes. Our goal is to build a reputation as a leading distributor of surfing-related and casual beachwear fashions. Our management monitors and evaluates fashion trends throughout the world to discover new fabrics, styles and influences. Our management understands the requirements of sales, merchandising and retail aspect of our industry in order to select products to meet the needs of our markets. We will rely on our third party suppliers to provide us with merchandising support in the form of logos, stickers, and catalogues.

By means of our website located at www.coveapparel.com, we will market and sell our new line of surf apparel, which will be distinguished by youthful styling, innovative design, active fabrics and quality construction. We anticipate that our collection will eventually include shirts, jackets, shorts and pants, as well as beach, surf and ski accessories. Our design concepts are primarily based on our own preliminary research and development activities. We anticipate featuring product lines presented in two seasonal collections.

OUR INDUSTRY. We believe that most apparel sales are conducted through department and chain stores, although growing levels of sales can be attributed to mass merchants, off-price retailers, online retailers and specialty stores, such as those catering exclusively to water or ski-sports enthusiasts. Many such specialty retailers are located in vacation areas and tailor their inventory to local demand. While only a small percentage of total apparel sales, we believe that online retailers have made large strides in gaining market share, and that a lucrative niche market exists for specialty stores tailored to the vacation market. In general, we believe that apparel designers must keep in tune with recent trends in the market to deliver contemporary styles and colors to customers when demand is highest. We estimate that the market for surf and sports wear evolves more quickly than non-specialty apparel, which means that manufacturers are constantly able to introduce new products into the market.

OUR SUPPLIERS. We source our products through our relationships with independent third-party suppliers for our product inventory. We currently rely on selling existing products from "Lost Enterprises" and "Ambiguous Industries," to provide us with sufficient quantities of merchandise. We have already sold products produced by Lost Enterprises. Our suppliers may work with fabric mills in the United States, Europe, and the Far East to develop woven and knitted fabrics that enhance the comfort, design, and look of their products. We estimate that the lead times for the various stages of our proposed operations from sourcing to delivery of finished goods differ for each of the proposed product lines and for the various selling seasons. For example, we believe that fabric purchases for a substantial portion of apparel products may take place four to five months prior to the corresponding selling season. Therefore, we expect that apparel production, including the cutting, manufacturing, and trimming may begin approximately 90 to 120 days prior to delivery of the finished goods to customers. We do not currently have any formal written agreements with our suppliers.

We do not own any production equipment or facilities. Therefore, we will likely engage both domestic and foreign independent, third party contractors for the production of our products. If we generate significant revenues, we anticipate that we will be able to develop relationships with additional suppliers so that we will have alternative suppliers in the event that our current suppliers do not desire or are unable to supply a sufficient amount of products to meet our customers' requirements. We also plan to enter arrangements with other suppliers to diversify our product offerings.

QUALITY CONTROL. We monitor the quality of the shipments we receive from our suppliers to ensure that the merchandise conforms with samples received from each supplier. Our quality control program is designed to ensure that products meet our high quality standards.

OUR CHANNELS OF DISTRIBUTION. We market our products through our website, and hope to distribute our proposed products through our network of associates. We plan to establish connections through which we will make sales of products supplied by third parties. We anticipate that our eventual sales force will be composed of our employees and independent contractors involved in surfing and other beach activities that will enhance the our corporate image, provide valuable insights into our product merchandising, and heighten our understanding of our target market. We anticipate that our retail customers will not have long-term contracts and will have no obligation to purchase our products.

OUR BUSINESS STRATEGY. Our goal is to make Cove Apparel a familiar brand of beachwear, surfing apparel and related accessories. Our success will depend primarily on our ability to:

     o    merchandise innovative and distinctive product designs;
     o    maintain high standards of quality;
     o interpret fashion trends for active youths engaging in board and water sports;
     o establish advertising and marketing programs which communicate the Cove Apparel image;
     o    establish ourselves as a beachwear and surfing accessories brand;
     o maintain the integrity, consistency and direction of the Cove Apparel brand and image; and
     o develop public relations, publicity, promotional events and trademarks to create brand integrity.

OUR GROWTH STRATEGY. Our growth strategy focuses on maximizing the value of the Cove Apparel as a re-seller of beach and surf-related clothing while establishing strategic relationships with leading wholesale and retail distributors, product manufacturers and suppliers. In order to implement our growth strategy we believe we must:

     o    hire, retain and train qualified employees;
     o generate high levels of interest and awareness of Cove Apparel as a reseller of surf-inspired apparel;
     o encourage consumers to visit retail outlets carrying our products and proposed website;
     o reward customer loyalty and take advantage of repeat purchasing patterns; and
     o    implement our marketing initiatives.

ADVERTISING AND MARKETING. Initially, our marketing has been focused on developing our brand name in the surf industry. Since our inception, our management has conducted word of mouth marketing activities. Word of mouth marketing consists of informing individuals that participate in water sports that we intend to sell and distribute surf wear. Our management participates in several sports including surfing, snowboarding and mountain boarding. Through their participation in those sports, our management has informed other participants that we intend to sell and distribute surf wear. In addition, our management has encouraged their friends, family members and business associates to inform their friends, family members and business associates about our business. If we generate significant revenues, we intend to implement an advertising and marketing campaign to increase awareness of Cove Apparel and to acquire new customers through multiple channels, including traditional and online advertising and direct marketing. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisition.

In order to effectively market Cove Apparel as retailer of surfing and beach apparel in the Caribbean region, we propose to establish a strong marketing, advertising and distribution presence in the surfing and other beach activity marketplaces. We may use a variety of media, including print and outdoor advertising. We may promote the "Release" brand through local and national print advertising in various publications that target teens and young adults. Our suppliers actively promote their images and the board sport lifestyle by engaging in sponsorships with professional surfers, snowboarders, and other board-sport competitors in the extreme sports market. We also intend to communicate with prospective customers through a website providing current information in an entertaining fashion to prospective consumers about our history, products and retail locations.

OUR INTELLECTUAL PROPERTY. The new line of apparel we are developing is in the planning stages. We have not secured any intellectual property protection for our new line of surf apparel, although we filed a trademark application with the U.S. Patent and Trademark Office in October 2003. Use of a trademark will grant us the exclusive right to use or license that mark and will assist us in protecting our brand name and image. Once obtained, we will regard the license to use any third party trademarks and any other proprietary rights as valuable assets in the marketing of our products. If we establish our brand name and image, we may also create an enforcement program to control the sale of counterfeit products in the United States and in major markets abroad. Any trade names and trademarks developed can be helpful in garnering broad market awareness of our products and will be significant in marketing our products.

We own the Internet domain name coveapparel.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names. Our website is currently being developed.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research or development activities other than the development of our website. We do not anticipate conducting such activities in the near future.

COMPETITION. The surf apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner.

We compete with numerous apparel manufacturers, distributors and designers which operate in the beachwear and surf apparel markets. Additionally, we do not have exclusive relationships with our suppliers who also sell their own products on a retail basis. Many of the designers, manufacturers, and retailers, domestic and foreign, that we compete with are significantly larger and have substantially greater resources than we do. These companies may be able to engage in larger scale branding, adverting and manufacturing activities than we can. Further, with sufficient financial backing, talented designers can become competitors within several years of establishing a new label. We compete primarily on the basis of fashion, quality, and service. Our business depends on our ability to shape and stimulate consumer tastes and demands by marketing innovative and exciting beachwear and surfing accessories, as well as on our ability to remain competitive in the areas of quality and price.

ACQUISITION STRATEGY. We believe that the current marketplace of surf apparel companies is highly fragmented, with literally dozens of surf apparel companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded surf apparel company to acquire several, smaller and more established surf apparel companies with already-established product lines. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we intend to begin researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. Our acquisition strategy is designed to complement our core business of distributing surf wear and developing our own line of surf apparel.

GOVERNMENT REGULATION. Our products are subject to regulation by the Federal Trade Commission in the United States. Such regulations relate principally to the labeling of our products. We believe that our products will be in substantial compliance with such regulations, as well as applicable federal, state, local, and foreign rules and regulations.

Any import or export operations we engage in will also subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. Those agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. Those agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits. Our imported products may also be subject to United States customs' duties. In addition, each of the countries in which our products are sold may have laws and regulations regarding import restrictions, quotas, and duties. The United States and other countries in which our products are manufactured or sold may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust present prevailing rates, which could adversely affect our operations.

EMPLOYEES. As of December 16, 2003, we have one full-time employee and one part-time employee. We believe that we have good relations with these employees. We are not a party to any collective bargaining agreements. We anticipate entering into an employment contract with Daniel Trotter, however, we have not yet entered into such an agreement with Mr. Trotter.

FACILITIES. Our headquarters are located at 1003 Dormador, Suite 21, San Clemente, California, 92672. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

============================= ========================== =======================
PROPERTY                         SEPTEMBER 30, 2002       SEPTEMBER 30, 2003
----------------------------- -------------------------- -----------------------
Cash                                             $6,571                 $90,140
============================= ========================== =======================

OUR FACILITIES. Our executive, administrative and operating office is located in the personal residence of Daniel Trotter, our president and one of our directors. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. Daniel Trotter, our president and director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Trotter does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $100 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Trotter.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

There are no legal actions pending against us nor is any legal action contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "CVAP". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of December 16, 2003, our stock has not been traded.

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of December 29, 2003, 10,480,500 shares of our common stock were issued and outstanding. There is no preferred stock issued or outstanding, respectively.

In May 2003, our registration statement on Form SB-2 to register pre-split 2,600,000 shares of common stock held by our shareholders was declared effective by the SEC, including pre-split 2,500,000 shares in our public offering and pre-split 100,000 held by a selling security holder. The approximate number of holders of record of shares of our common stock is fifty-four. There are no outstanding options or warrants to purchase securities convertible into, shares of our common stock. There are 10,480 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

STOCK SPLIT. On September 2, 2003, our Board of Directors approved a 3 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of two shares for each share of common stock outstanding as of the record date of September 4, 2003. After the split, the total number of our issued and outstanding shares of common stock is 10,480,500 shares.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

USE OF PROCEEDS FROM REGISTERED SECURITIES. Our registration statement on Form SB-2 was declared effective on May 14, 2003. The Commission file number assigned to the registration statement was: 333-100048. The offering commenced on May 28, 2003, and terminated on December 8, 2003. Before the 3 for 1 stock split, a total of 963,500 shares were sold of the 2,500,000 that were offered, for aggregate offering proceeds of $96,350. There were no underwriters utilized in conjunction with this offering. The registration statement contemplated a public offering of a total of 2,500,000 shares of our common stock, for an aggregate price of $250,000.

The amount of expenses incurred for our account in connection with the issuance and distribution of the securities registered was $840. There were no underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, or other expenses. There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or direct or indirect payments to others;

The net offering proceeds to us after deducting the total expenses was:
$95,510. The amount of net offering proceeds used for working capital was $95,510; there were no temporary investments or any other purposes for which at more than 5% of our total offering proceeds was used, or any other use which represents a material change in the use of proceeds described in the prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2003, we have cash of $90,140 and deposit of $5,000 with one of our suppliers. We believe that our available cash is sufficient to pay our day-to-day expenditures. Two of our officers and directors provided us with our initial capitalization of $15,000 and one of our directors purchased shares of our stock for $90,000 in August 2003. We also had proceeds of $96,350 from the sale of shares of our common stock from other investors pursuant to our registration statement on Form SB-2, which was declared effective in May 2003. As of September 30, 2003, our total liabilities were $28,358, which was represented by $15,858 of accounts payable and accrued expenses, $5,500 which was due to a related party and $7,000 which was due to a stockholder.

RESULTS OF OPERATIONS.

FOR THE YEAR ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE PERIOD FROM DECEMBER 13, 2001, OUR DATE OF FORMATION, THROUGH SEPTEMBER 30, 2002.
------------------------------------------------------------

REVENUES. We have realized $8,466 in revenues during the year ended September 30, 2003. This is in comparison to $6,000 in revenues we realized during the period from December 13, 2001, our date of formation through September 30, 2002. We hope to continue to generate additional revenues as we commence our sales operations from our website.

OPERATING EXPENSES. For the year ended September 30, 2003, our total expenses were $51,568, which were represented solely by general and administrative expenses. Therefore, for the year ended September 30, 2003, we experienced a net loss of $43,102. Our expenses increased because we were developing our website to enable us to conduct online sales. This is in comparison to the period from our inception on December 13, 2001 through September 30, 2002, where our total expenses were $42,699, which were represented by general and administrative expenses. Therefore, for the year ended September 30, 2003, we experienced a net loss of $43,102, as compared to $36,699 for the period from our inception on December 13, 2001 through, September 30, 2002. Our net loss increased over the most recent period because, although our revenues increased, they did not increase enough to offset our increased operating expenses.

FOR THE PERIOD FROM OUR INCEPTION ON DECEMBER 13, 2001 TO SEPTEMBER 30, 2003.
-----------------------------------------------------------------------------

REVENUES. We have realized $14,466 in revenues for the period from our inception on December 13, 2001 to September 30, 2003.

OPERATING EXPENSES. For the period from our inception on December 13, 2001 to September 30, 2003, our total expenses were $94,267, which were represented solely by general and administrative expenses. Therefore, from our inception on December 13, 2001 to September 30, 2003, we experienced a cumulative net loss of $79,801.

Off-balance sheet arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. We have generated minimal revenues from operations. In management's opinion, to effectuate our business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

   1. We must continue to expand our distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories that we distribute.

   2. We must continue to develop relationships with third party surf wear and accessories manufacturers to expand the product lines that we distribute.

   3. We must continue developing our own collection of men's apparel under a new brand name, which we will sell and distribute throughout the United States, Japan and our established distribution network in the Caribbean.

   4. We must begin researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We hope to acquire several, smaller and more established surf apparel companies with already-established product lines.

We have cash of $90,140 as of September 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

If we need to raise additional capital for our operations, then we believe that such additional capital may be raised through public or private financing as well as borrowings and other sources. We believe that we will have access to capital financing because our common stock is eligible for quotation on the OTC Bulletin Board, although we cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses, although we cannot guarantee that our officers will pay for those expenses.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2003






                                    CONTENTS

                                                                          Page
                                                                          -----
Independent Auditors' Report                                                11

Financial Statements:
  Balance Sheet                                                             12
  Statements of Operations                                                  13
  Statement of Stockholders'Deficit                                         14
  Statements of Cash Flows                                                  15
  Notes to Financial Statements                                           16-20

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Cove Apparel, Inc.
San Clemente, California

We have audited the accompanying balance sheet of Cove Apparel, Inc. (a Nevada corporation in the development stage) as of September 30, 2003, and the related statements of operations, stockholders' deficit and cash flows for the year ended September 30, 2003 and for the periods from December 13, 2001 (inception) to September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cove Apparel, Inc. as of September 30, 2003, and the results of its operations and cash flows for the year then ended and for the periods from December 13, 2001 (Inception) to September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.

Santa Monica, California
December 8, 2003

                       BALANCE SHEET - SEPTEMBER 30, 2003


                                     ASSETS

CURRENT ASSETS:
    Cash                                                                   $              90,140
    Prepaid merchandise                                                                    5,000
                                                                           ----------------------


                                                                           $              95,140
                                                                           ======================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  $              15,858
    Due to related party                                                                   5,500
    Due to stockholder                                                                     7,000
                                                                           ----------------------

                                                                                          28,358
                                                                           ----------------------


STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized; no shares issued or outstanding                                              -
    Common stock, $0.001 par value; 50,000,000 shares
      authorized; 10,480,500 shares Issued and outstanding                                 10,481
    Additional paid-in capital                                                            136,102
    Deficit accumulated during development stage                                         (79,801)
                                                                           ----------------------


       Total stockholders' deficit                                                        66,782
                                                                           ----------------------

                                                                           $              95,140
                                                                           ======================





  The accompanying notes form an integral part of these financial statements.

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                For the period from
                                                                                 December 13, 2001        For the period from
                                                         For the year ended       (inception) to           December 13, 2001
                                                            September 30,          September 30,             (inception) to
                                                               2003                    2002                September 30, 2003
                                                         ---------------------------------------------------------------------

Net revenue                                              $             8,466    $              6,000    $              14,466

General and administrative expenses                                   51,568                  42,699                   94,267
                                                         --------------------   ---------------------   ----------------------

Loss before provision for income taxes                               (43,102)                (36,699)                 (79,801)

Provision for income taxes                                                 -                       -                        -
                                                         --------------------   ---------------------   ----------------------

Net loss                                                 $           (43,102)   $            (36,699)   $             (79,801)
                                                         ====================   =====================   ======================


Net loss available to common stockholders per common share - basic and dilutive:

    Loss per common share - basic and dilutive
      (as restated)                                      $             (0.01)   $              (0.01)   $               (0.01)
                                                         ====================   =====================   ======================

    Weighted average common shares
      outstanding - basic and dilutive (as restated)               8,203,032               6,379,381                7,394,065
                                                         ====================   =====================   ======================



  The accompanying notes form an integral part of these financial statements.

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                          Deficit
                                                                                        accumulated
                                                        Common stock        Additional     during       Total
                                                 ------------------------    paid-in    development  stockholders'
                                                   Shares       Amount       capital       stage       deficit
                                                 ----------- ------------  ------------ ------------ -----------

Balance at December 13, 2001,
  date of incorporation                                   -  $          -  $          - $         -  $         -

Issuance of Founders Shares for
  services at $0.001 per share
 (January 2002) (as restated for 3:1 stock split) 3,000,000         3,000        (2,000)           -       1,000

Issuance of common stock for cash
  at $0.001 per share
 (February 2002)                                  4,500,000         4,500        10,500           -       15,000

Issuance of common stock for
  services at $0.001 per share
 (March 2002)                                       300,000           300           700           -        1,000

Additional paid-in capital in exchange
  for office expenses                                     -             -           900           -          900

Additional paid-in capital in exchange
  for services from officers                              -             -        17,333           -       17,333

Net loss from inception to
    September 30, 2002                                    -             -             -     (36,699)     (36,699)
                                                 ----------- ------------  ------------ ------------ -----------

Balance at September 30, 2002                     7,800,000         7,800        27,433     (36,699)      (1,466)

Additional paid-in capital in exchange
  for office expenses                                     -             -         1,200           -        1,200

Additional paid-in capital in exchange
  for services from officers                              -             -        20,800           -       20,800

Issuance of common stock for
  cash at $0.001 per share
  (August 2003)                                   2,890,500         2,891        93,459           -       96,350

Redemption and cancellation of common stock for
  cash at $0.001 per share
  (September 2003)                                 (210,000)         (210)       (6,790)          -       (7,000)

Net loss for the year ended
    September 30, 2003                                    -             -             -     (43,102)     (43,102)
                                                 ----------- ------------  ------------ ------------ -----------

Balance at September 30, 2003                    10,480,500  $     10,481  $    136,102 $   (79,801) $    66,782
                                                 =========== ============  ============ ============ ===========



 The accompanying notes form an integral part of these financial statements.

                                               COVE APPAREL, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF CASH FLOWS


                                                                                                              For the period
                                                                                        For the period from   from December
                                                                          For the year   December 13, 2001      13, 2001
                                                                             ended        (inception) to      (inception) to
                                                                          September 30,    September 30,      September 30,
                                                                             2003              2002               2003
                                                                       -----------------  ----------------  -----------------
Cash flows provided by (used for) operating activities:
    Net loss                                                           $        (43,102)  $       (36,699)  $        (79,801)
                                                                       -----------------  ----------------  -----------------


    Adjustments to reconcile net loss to net cash provided by (used for)
      operating activities:
       Non-cash issuance of common stock for services                                 -             2,000              2,000
       Non-cash contribution of capital in exchange for
         office expenses                                                          1,200               900              2,100
       Non-cash contribution of capital in exchange
         for services from officers                                              20,800            17,333             38,133

       (Increase) decrease in assets:
         Prepaid merchandise                                                     (5,000)                -             (5,000)
         Deposits                                                                 5,000            (5,000)                 -

       Increase in liabilities:
         Accounts payable and accrued expenses                                    7,821             8,037             15,858
         Advance from officer - stockholder                                       5,500                 -              5,500
                                                                       -----------------  ----------------  -----------------

               Total adjustments                                                 35,321            23,270             58,591
                                                                       -----------------  ----------------  -----------------

               Net cash used for operating activities                            (7,781)          (13,429)           (21,210)

Cash flows provided by financing activities -
    proceeds from issuance of common stock                                       96,350            15,000            111,350
                                                                       -----------------  ----------------  -----------------
Net increase in cash                                                             88,569             1,571             90,140
Cash, beginning of period                                                         1,571                 -                  -
                                                                       -----------------  ----------------  -----------------

Cash, end of period                                                    $         90,140   $         1,571   $         90,140
                                                                       =================  ================  =================

Supplemental disclosure of cash flow information:
    Income taxes paid                                                  $              -   $             -   $              -
                                                                       =================  ================  =================

    Interest paid                                                      $              -   $             -   $              -
                                                                       =================  ================  =================


Supplemental disclosure of non-cash financing activities:
    In January 2002, the Company issued 3,000,000 shares of its common stock (as restated for 3:1 stock split) at $0.001 per share in exchange for services to incorporate the Company. The Founder Shares were valued at the Company's par value of its common stock totaling $1,000, which represented its fair market value on the date of issuance.

    In March 2002, 300,000 shares of the Company's common stock (as restated for 3:1 stock split) were issued at $0.001 per share in exchange for services rendered totaling $1,000, which was the fair market value of the Company's common stock on the date of issuance.

    In September 2003, the Company redeemed and cancelled 210,000 shares (as restated for 3:1 stock split) of a stockholder's common stock for $7,000, which was the fair market value of the Company's common stock on that date, and recorded a payable of $7,000.


 The accompanying notes form an integral part of these financial statements.

                               COVE APPAREL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003



(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          NATURE OF BUSINESS:

          Cove Apparel, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on December 13, 2001, with a September 30 year-end. The Company is in the process of developing a line of casual wear to manufacture and distribute. As of September 30, 2003, the Company has produced revenues of $14,466 since inception but will continue to report as a developmental stage company until significant revenues are produced.

          GOING CONCERN:

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue and, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This matter raises substantial doubt about the Company's ability to continue as a going concern.

          Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to continue to raise additional financing through debt financing and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow.

          Management plans or has taken the following steps that it believe will be sufficient to provide the Company with ability to continue in existence.

     1. During August 2003, the Company raised an additional $96,350 of cash through the issuance of shares.

     2. Management believes that with the infusion of $96,350 in funds raised during 2003, the Company will be able to complete the development of its new product line and begin to generate revenues from marketing and selling that product line by means of its website located at www.coveapparel.com.

     3. If additional operating capital is needed, management is also committed to contribute additional funds to pay for the Company's expenses to continue operating. The Company's belief that its officers and directors will pay its expenses is based on the fact that its officers and directors collectively own 10,200,000 shares of its common stock, which equals approximately 97.3% of its total issued and outstanding common stock. The Company believes that its officers and directors will continue to pay its expenses as long as they maintain their ownership of our common stock. If the Company's officers and directors loan it operating capital, it will either execute promissory notes to repay those funds or issue stock to those officers and directors.

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

          CASH:

          Equivalents
          -----------

          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

          Concentration
          -------------

          The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

          REVENUE RECOGNITION:

          The Company recognizes revenue upon shipment of goods to the customers, at which time, title transfers. Sales are recorded net of returns, discounts and allowances. The Company has produced revenues of $14,466 since inception but will continue to report as a development stage company until significant revenues are produced.

          COMPREHENSIVE INCOME:

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended September 30, 2003, Comprehensive Income consists only of net income and, therefore, a Statement of Comprehensive Income has not been included in the financial statements.

          BASIC AND DILUTED INCOME (LOSS) PER SHARE:

          In accordance with SFAS No. 128, "Earnings Per Share," basic income
          (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2003, the Company did not have any equity or debt instruments outstanding that can be converted into common stock, nor are any warrants or stock options outstanding.

          PROVISION FOR INCOME TAXES:

          The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

          STOCK-BASED COMPENSATION:

          The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options.

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

          ADVERTISING COSTS:

          Advertising costs are expensed as incurred. There were no advertising expenses for the year ended September 30, 2003.

          SEGMENT REPORTING:

          Based on the Company's integration and management strategies, the Company operated in a single business segment. For the year ended September 30, 2003, all revenues have been derived from domestic operations.

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

          During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

(2)       STOCKHOLDERS' DEFICIT:

          On September 2, 2003, the Company effected a 3-for-1 stock split for all shareholders on record as of September 4, 2003. All share and per share amounts shown in these financial statements reflect the reverse stock split for all periods presented.

          In January 2002, the company issued 3,000,000 shares of its common stock at $0.001 per share in exchange for services to incorporate the Company. The Founder Shares were valued at the Company's par value of its common stock totaling $1,000, which represented its fair market value on the date of issuance.

          In February 2002, 4,500,000 shares of the Company's common stock were purchased for cash at $0.001 per share totaling $15,000, which was the fair market value of the Company's common stock on the date of issuance.

          In March 2002, 300,000 shares of the Company's common stock were issued at $0.001 per share in exchange for services rendered totaling $1,000, which was the fair market value of the Company's common stock on the date of issuance.

          In August 2003, 2,890,500 shares of the Company's common stock were issued at $0.001 per share for $96,350.

          On September 1, 2003, the Company redeemed and cancelled 210,000 shares of its common stock from one stockholder in exchange for $7,000. The Company has not paid the stockholder as of September 30, 2003 and, therefore, a liability has been recorded and shown on the balance sheet as "Due to stockholder."

(3)       Commitments and Contingencies:

          Currently, the Company is dependent on two suppliers, with which there are no formal written agreements.

(4)       Provision for Income Taxes:

          Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          As of September 30, 2003, the Company had a net federal operating loss carryforward of $79,801, expiring in 2023. During the year ended September 30, 2003, the valuation allowance increased by $43,102. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.



(4)      Provision for Income Taxes, Continued:



A summary is as follows:

         Net operating loss carryforward                     $           79,801
         Effective tax rate                                                  34%
                                                             ------------------

         Deferred tax asset                                              27,132
         Valuation allowance                                            (27,132)
                                                             ------------------

         Net deferred tax asset                              $                -
                                                             ==================




(5)      Related Party Transactions:

         Office Space

         An officer of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the year ended September 30, 2003 amounted to $1,200.

         Due to Related Party

         An officer-stockholder of the Company made a loan to the Company for $5,500. The loan is non-interest bearing and is expected to be paid back within one year.

         On September 1, 2003, the Company redeemed and cancelled 210,000 shares of its common stock from one stockholder in exchange for $7,000, which was the fair market value on the date of exchange. The Company has not paid the stockholder as of September 30, 2003 and therefore, a liability has been recorded and shown on the balance sheet as "Due to Stockholder."

(6)      Executive Compensation:

         Total executive compensation expense for the year ended September 30, 2003 amounted to $20,800, which was recorded for services provided by officers with an offset to additional paid-in capital.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.
--------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this annual report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS.

The following table sets forth information regarding our executive officer and director.

=================== =============== ==========================================
Name                     Age        Position
------------------- --------------- ------------------------------------------
Daniel Trotter            29        President, Secretary and Director
------------------- --------------- ------------------------------------------
Shawn Peterson            22        Treasurer and Director
------------------- --------------- ------------------------------------------
Jodi Hunter               37        Director
=================== =============== ==========================================

DANIEL TROTTER. Mr. Trotter has been our president, secretary and a director since January 2002. Mr. Trotter is responsible for our day-to-day operations, including the design of our proposed surf apparel line. Mr. Trotter has surfed for the last twenty years and monitors the trends in the surf apparel industry. Since 1997, Mr. Trotter has also worked as a teacher. In 1997, Mr. Trotter received his Bachelor of Arts degree in Liberal Arts with a minor in French from Saint Mary's College of California. Mr. Trotter is not an officer or director of any reporting company.

SHAWN PETERSON. Mr. Peterson has been our treasurer and a director since January 2002. Mr. Peterson is responsible for our administration and maintaining our financial records as well as establishing contacts in the surf apparel industry. From 1999 to the present, Mr. Peterson has worked for O'Neill Clothing, a manufacturer of wetsuits and activewear for the surfing and watersports industry. Mr. Peterson's positions with O'Neill Clothing have included both marketing and promotion, warehouse operations design. Mr. Peterson has existing responsibilities to provide services O'Neill Clothing. As a result, conflicts of interest between us and O'Neill Clothing may occur from time to time, in that Mr. Peterson may have conflicts of interest in allocating time, services, and functions between the O'Neill Clothing and our affairs. Mr. Peterson is not an officer or director of any reporting company.

JODI G. HUNTER. Ms. Hunter was appointed as one of our directors in August 2003. Ms. Hunter also serves as our sales manager in the Caribbean region. Ms. Hunter's experience and expertise are of particular value to our business in that she has lived in and successfully conducted related business operations in the Caribbean for many years. She has developed business contacts and relationships with vendors and service providers in the Caribbean that dovetail with our market niche, and as an avid water sports and diving enthusiast, has an in depth familiarity with the specific product lines, consumer trends and marketing issues that concern our business operations. From 2001 to 2002, Ms. Hunter was an account executive for Hurley Entertainment, located in Grand Cayman, Cayman Islands. She developed and maintained successful marketing strategies for Hurley's Caribbean clientele, which resulted in increased sales and additional new business for Hurley in that region. From 1996 to 2001, Ms. Hunter was a regional sales manager for DIVI Resorts on Cayman Brac in the Cayman Islands. In that capacity, she developed group business with international wholesalers and travel agents, resulting in increased sales for the DIVI Tiara Group and for its retail outlet in the Cayman Islands. She developed and maintained procedures running all operations, including payroll, inventory control and statistical functions. Ms. Hunter is fluent in English, Spanish and French, which she has used to successfully conduct business transactions in the Caribbean. From 1984 to 1988, Ms. Hunter studied marketing and business management and physical education at the University of Alberta, Canada. Ms. Hunter is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2003, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics, which will be posted on our corporate website.

ITEM 10.  EXECUTIVE COMPENSATION
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ended September 30, 2003 and 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

==================== ====== ==================================== =================================================== ==============
                                    Annual Compensation                        Long Term Compensation
-------------------- ------ ------------------------------------ --------------------------------------------------- --------------
 Name and Principal  Year   Salary   Bonus      Other Annual                    Awards                    Payouts       All Other
      Position                ($)     ($)     Compensation ($)                                                         Compensation
-------------------- ------ -------- ------- ------------------- -------------------------------------- ------------ --------------
                                                                   Restricted         Securities           LTIP
                                                                  Stock Awards        Underlying        Payouts ($)
                                                                      ($)          Options/SARs (#)
-------------------- ------ -------- ------- ------------------- --------------- ---------------------- ------------ --------------
Daniel Trotter,      2002    None     None          None              None               None              None            None
president secretary
-------------------- ------ -------- ------- ------------------- --------------- ---------------------- ------------ --------------
                     2003    None     None          None              None               None              None         $1,000 (1)
-------------------- ------ -------- ------- ------------------- --------------- ---------------------- ------------ --------------
Shawn Peterson,      2002    None     None          None              None               None              None            None
treasurer
-------------------- ------ -------- ------- ------------------- --------------- ---------------------- ------------ --------------
                     2003    None     None          None              None               None              None            None
==================== ====== ======== ======= =================== =============== ====================== ============ ==============
(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of December 29, 2003, our officers have received no compensation for their services provided to us, other than stock issued for services as indicated in the table above.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with Daniel Trotter, although we do not currently know the terms of that employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information (as restated for 3:1 split) regarding the beneficial ownership of our common stock as of December 29, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

Title of Class         Name and Address of             Amount and Nature of           Percent of Class
                        Beneficial Owner                 Beneficial Owner
--------------- ---------------------------------- ----------------------------- ----------------------------
Common Stock    Daniel Trotter                          3,000,000 shares,
                1003 Dormador, Suite 21               president, secretary,                 28.6%
                San Clemente, California 92672               director

Common Stock    Shawn Peterson
                1003 Dormador, Suite 21            4,500,000 shares treasurer,              42.9%
                San Clemente, California 92672               director

Common Stock    Jodi Hunter
                1003 Dormador, Suite 21                  2,700,000 shares                   25.8%
                San Clemente, California 92672               director

Common Stock    All directors and named                 10,200,000 shares                   97.3%
                executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.
---------------------------------------------------------------

RELATED PARTY TRANSACTIONS. There have been no related party transactions, except for the following:

Daniel Trotter, our president and director, currently provides office space to us at a monthly rate of $100. Mr. Trotter has provided office space to us at this rate since January 2002. Our financial statements reflect that amount as occupancy costs, and that amount has been included in the financial statements as an additional capital contribution by Mr. Trotter.

In January 2002, we issued 3,000,000 shares of our common stock to Daniel Trotter, our president, secretary, and one of our directors, in exchange for services and expenditures valued at $1,000, or $0.001 per share which represented the fair value of the common stock on the date of issuance. In January 2002, we had not yet commenced any operations, nor did we own any significant assets. As such, the value of our stock was set at its par value.

In February 2002, we issued 4,500,000 shares of our common stock to Shawn Peterson, our treasurer and one of our directors, in exchange for cash totaling $15,000, or $0.001 per share, which represented the fair value of the common stock on the date of issuance. Mr. Peterson purchased shares of our stock for cash totaling $15,000.

During the year ended September 30, 2003, one of our officer-stockholders made a loan to us for $5,500. This loan is non-interest bearing and is expected to be repaid within one year.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

   o    disclose such transactions in prospectuses where required;
   o disclose in any and all filings with the Securities and Exchange Commission, where required;
   o    obtain disinterested directors consent; and
   o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a) Exhibit No.
---------------

3.1       Articles of Incorporation, as amended*

3.2       Bylaws*

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1      Section 906 Certification by Chief Executive Officer

32.2      Section 906 Certification by Chief Financial Officer

*   Included in the registration statement on Form SB-2 filed on February
    22, 2002.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

During August 2003, prior to our stock split, we sold 963,000 shares of our common stock for a total of $96,350, or $.10 per share, pursuant to our Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission during May 2003. Of that total, 900,000 shares were purchased by Jodi Hunter for $90,000. Ms. Hunter was subsequently appointed as one of our directors, as reported on our report on Form 8-K filed on August 13, 2003.

On September 2, 2003, our Board of Directors approved a 3 for 1 stock split of our issued and outstanding common stock, which was effectuated through a dividend of two shares for each share of common stock outstanding as of the record date. The dividend was payable on September 4, 2003 to shareholders of record as of September 4, 2003. After the split, the total number of our issued and outstanding shares of common stock was 10,480,500 shares. Fractional shares are rounded upward.

On September 4, 2003, we filed a report on Form 8-K including Item 5 -- Other Events and Regulation FD Disclosure, reporting the sale of shares pursuant to our public offering and our stock split.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the years ended
September 30, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $7,000 and $10,900, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended September 30, 2003 and 2002.

TAX FEES. For the years ended September 30, 2003 and 2002, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Clemente, California, on December 29, 2003.

                                        Cove Apparel, Inc.
                                        a Nevada corporation


                                        By:  /s/ Daniel Trotter
                                            -----------------------------------
                                                 Daniel Trotter
                                        Its:     principal executive officer
                                                 president and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Daniel Trotter                                December 29, 2003
         ----------------------------
         Daniel Trotter
Its:     principal executive officer
         president and a director


By:      /s/ Shawn Peterson                                December 29, 2003
         ----------------------------
         Shawn Peterson
Its:     principal accounting officer
         secretary, treasurer and a director


By:      /s/ Jodi Hunter                                   December 29, 2003
         ----------------------------
         Jodi Hunter
Its:     director