Form 10QSB
period 2003-12-31
COVE APPAREL INC
filed 2004-02-17
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                 to
                                              -----------------  ---------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 17, 2004, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2003

                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                          $     82,380
   Inventory                                                            5,000
                                                                 ------------

     Total current assets                                              87,380

OTHER ASSETS                                                              ---
                                                                 ------------

     Total assets                                                $     87,380
                                                                 ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $     13,533
   Related party payable                                                5,500
   Due to stockholder                                                   7,000
                                                                 ------------

     Total current liabilities                                         26,033

CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding share-- 0
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 10,480,500                        10,481
   Additional paid-in capital                                         141,602
   Deficit accumulated during the development stage                   (90,736)
                                                                 ------------

     Total stockholders' equity                                        61,347
                                                                 ------------

       Total liabilities and stockholders' equity                $     87,380
                                                                 ============


                 See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                December 31,            Inception -
                                                         ---------------------------    December 31,
                                                              2003           2002          2003
                                                         ------------   ------------   ------------

NET REVENUES                                             $        ---   $      3,321   $     14,466

GENERAL AND ADMINISTRATIVE EXPENSES                            10,935         16,645        105,202
                                                         ------------   ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                        (10,935)       (13,324)       (90,736)
                                                         ------------   ------------   ------------

PROVISION FOR INCOME TAXES                                        ---            ---            ---
                                                         ------------   ------------   ------------

NET LOSS                                                 $    (10,935)  $    (13,324)  $    (90,736)
                                                         ============   ============   ============

NET LOSS PER COMMON SHARE-- BASIC AND DILUTED
                                                         $       (---)  $       (---)  $      (0.01)
                                                         ============   ============   ============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                           10,480,500      7,800,000      8,154,688
                                                         ============   ============   ============

                 See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                   (UNAUDITED)

                                                               December 31,            Inception -
                                                        ----------------------------   December 31,
                                                             2003           2002          2003
                                                        ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $   (10,935)   $     (13,324)  $    (90,736)
   Adjustments to reconcile net loss to net cash used
   in operating
     activities
       Expenses paid with common stock                           ---             ---          2,000
       Expenses paid by officer                                  300             300          2,400
       Services provided by officers                           5,200           5,200         43,333
       Changes in operating assets and liabilities
         Increase in Inventory                                   ---             ---         (5,000)
         Decrease in deposits                                    ---           3,300            ---
         Increase (decrease) in accounts payable
            and accrued expenses                              (2,325)          4,210         13,533
         Increase in related party payable                       ---             ---          5,500
                                                        ------------   -------------   ------------

           Net cash used in operating activities              (7,760)           (314)        (28,970)
                                                        ------------   -------------   ------------

CASH FLOWS FROM FINANCING ACTVITIES
   Proceeds from issuance of common stock                        ---             ---        111,350
                                                        ------------   -------------   ------------

NET INCREASE (DECREASE) IN CASH                               (7,760)           (314)        82,380

CASH, beginning of period                                     90,140           1,571            ---
                                                        ------------   -------------   ------------

CASH, end of period                                     $     82,380   $       1,257   $     82,380
                                                        ============   =============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                    $        ---   $         ---   $        ---
                                                        ============   =============   ============
   Interest paid                                        $        ---   $         ---   $        ---
                                                        ============   =============   ============


                 See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Cove Apparel, Inc. (the "Company") is in the process of developing a line of casual wear to manufacture and distribute. The Company was incorporated in the state of Nevada on December 13, 2001 and is headquartered in San Clemente, California.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 31, 2004. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2002 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $90,736 since inception through December 31, 2003.

The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.


NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space
------------

The Company occupies office space provided by an officer. Accordingly, occupancy costs of $100 per month have been allocated to the Company. Total occupancy expenses of $300 are shown in the accompanying statement of operations for the three months ended December 31, 2003, and are considered additional contributions of capital by the officer and the Company.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

RELATED PARTY PAYABLE
---------------------

An officer made a loan to the Company in the amount of $5,500. The loan is non-interest bearing and is expected to be repaid within one year.

DUE TO STOCKHOLDER
------------------

On September 1, 2003 the Company redeemed and cancelled 210,000 shares of its common stock from one stockholder in exchange for $7,000.

ITEM 2.  PLAN OF OPERATION
--------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended December 31, 2003.

We were incorporated in Nevada on December 13, 2001. On January 8, 2002 we changed our name to Cove Apparel, Inc. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Ambiguous. In addition, we are currently developing our own collection of men's apparel under a new brand name, which we will sell and distribute throughout the United States, Japan and our established distribution network in the Caribbean In addition, Mr. Kevin Peterson, who recently joined us as our president, secretary and as one of our directors is assisting us with the development of a new line of infant apparel featuring a surf and skate theme. We are also currently negotiating to lease new office and storage facilities in San Clemente, California, though we do not yet know the terms of that lease. Our website is located at www.coveapparel.com.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $82,380 as of December 31, 2003. We also had $5,000 in inventory, making our total current assets equal to $87,380, which also equaled our total assets. In August 2003, we raised $90,000 from the sale of 900,000 shares of our common stock pursuant to our registration statement on Form SB-2. Our total current liabilities were $26,033 as of December 31, 2003, which was represented by $13,533 in accounts payable and accrued expenses, $5,500 which was represented by a loan from an officer and $7,000 due to a stockholder. WE HAD NO LONG TERM COMMITMENTS OR CONTINGENCIES.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002.
------------------------------------------------------

RESULTS OF OPERATIONS.

Revenues. For the three months ended December 31, 2003, we did not generate any revenue from our clothing sales operations. This is in comparison to the three months through December 31, 2002, during which we generated $3,321 in revenues.

OPERATING EXPENSES. For three months ended December 31, 2003, our total expenses were $10,935 which were represented by general and administrative expenses. This is in comparison to the three months ended December 31, 2002, where we had $16,645 in general and administrative expenses. For the three months ended December 31, 2003, we experienced a net loss of $10,935 compared to $13,324 for the three months ended December 31, 2002. The decrease in our net loss is due to the fact that we had lower general and administrative expenses during the most recent three month period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $14,466 in revenues from operations since our inception on December 13, 2001. To effectuate our business plan during the next three to nine months, we must continue to market our products and increase our product offerings. We are currently marketing our surf wear to people that participate in water sports and recreational activities such as professional surfing, waterskiing, snowboarding and skateboarding. To expand our marketing activities, we hope to develop sponsor relationships with professional athletes who participate in water sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes. We are also seeking to expand our product line: Mr. Kevin Peterson, who recently joined us as our president, secretary and as one of our directors is assisting us with the development of a new line of infant apparel featuring a surf and skate theme.

We have cash of $82,380 as of December 31, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We will also need to raise funds to complete production of our new line of apparel. We plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

In the event that we experience a shortfall in our capital, we hope that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 10,200,000 shares of our common stock, which equals approximately 97% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
None.

ITEM 5.  OTHER INFORMATION
---------------------------
None. However, subsequent to the reporting period covered by the form on this report, we filed two reports on Form 8-K.

1. On February 5, 2004, we filed a report on form 8-K containing Item 4 - Changes in Accountant, to report that effective February 3, 2004, we replaced our prior accountant, Stonefield Josephson, Inc. with Hall & Co., Inc. The change in our auditors was recommended and approved by our board of directors.

2. On January 23, 2004, we filed a report on Form 8-K containing Item 5 - Other Events, to report that on January 23, 2004, Kevin Peterson was appointed as our president, secretary and as a director. On the same date, Daniel Trotter resigned as our president and secretary, though he retains his position on the board of directors. Kevin Peterson is the brother of Shawn Peterson, our treasurer and one of our directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Cove Apparel, Inc.,
                                            a Nevada corporation



February 17, 2004                  By:      /s/ Kevin Peterson
                                            -----------------------------------
                                            Kevin Peterson
                                            Chief Executive Officer, President,
                                            Secretary, Director