Form 10QSB
period 2004-03-31
COVE APPAREL INC
filed 2004-05-24
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                           -----------------    ---------------

Commission File Number: 000-50290

                               Cove Apparel, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

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


                                  949.218.1795
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 18, 2004, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                               COVE APPAREL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 MARCH 31, 2004

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                           $       63,656
   Inventory                                                               5,000
                                                                  --------------

     Total assets                                                 $       68,656
                                                                  ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $      13,286
   Related party payable                                                  5,500
                                                                  -------------

     Total current liabilities                                           18,786

CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding share-- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 10,480,500                          10,481
   Additional paid-in capital                                           144,502
   Deficit accumulated during the development stage                    (105,113)
                                                                  --------------

     Total stockholders' equity                                          49,870
                                                                  -------------

       Total liabilities and stockholders' equity                 $      68,656
                                                                  ==============


                 See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

                                                  Three months ended March 31,   Six months ended March 31,    Inception -
                                                 ---------------------------   ----------------------------     March 31,
                                                      2004           2003           2004            2003         2004
                                                 ------------   ------------   -------------   ------------   ------------
NET REVENUES                                     $       ---          5,145    $       ---     $      8,466   $    14,466

GENERAL AND ADMINISTRATIVE                            14,377          8,570          25,312          25,215       119,579
                                                 ------------   ------------   -------------   ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (14,377)        (3,425)        (25,312)        (16,749)     (105,113)
                                                 ------------   ------------   -------------   ------------   ------------

PROVISION FOR INCOME TAXES                               ---            ---             ---             ---           ---
                                                 ------------   ------------   -------------   ------------   ------------

NET LOSS                                         $   (14,377)   $    (3,425)   $    (25,312)   $    (16,749)  $  (105,113)
                                                 ============   ============   =============   ============   ============

NET LOSS PER COMMON SHARE-- BASIC AND DILUTED
                                                 $      (---)   $      (---)   $       (---)   $     (0.01)   $     (0.01)
                                                 ============   ============   =============   ============   ============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND
   DILUTED                                        10,480,500      2,600,000      10,480,500       2,600,000     9,464,750
                                                 ============   ============   =============   ============   ============





                 See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

                                                                                       MARCH 31,           INCEPTION -
                                                                           ----------------------------     MARCH 31,
                                                                                2004           2003           2004
                                                                           ------------   -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $ (25,312)   $   (16,749)     $ (105,113)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid with common stock                                             ---            ---           2,000
       Expenses paid by officer                                                    600            600           2,700
       Services provided by officers                                             7,800         10,400          45,933
       Changes in operating assets and liabilities
         Increase in inventory                                                     ---            ---          (5,000)
         Decrease in deposits                                                      ---          5,000             ---
         Increase (decrease) in accounts payable
            and accrued expenses                                                (2,572)         1,776          13,286
             Decrease in due to stockholder                                                                    (7,000)
                                                                                (7,000)           ---
         Increase in related party payable                                         ---            ---           5,500
                                                                             ---------    -----------      ----------

           Net cash (used in) provided by operating activities                 (26,484)         1,027         (47,694)
                                                                             ---------    -----------      ----------

CASH FLOWS FROM FINANCING ACTVITIES
   Proceeds from issuance of common stock                                          ---            ---         111,350
                                                                             ---------    -----------      ----------

NET INCREASE (DECREASE) IN CASH                                                (26,484)         1,027          63,656

CASH, beginning of period                                                       90,140          1,571             ---
                                                                             ---------    -----------      ----------

CASH, end of period                                                          $  63,656    $     2,598      $   63,656
                                                                             =========    ===========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                         $     ---    $       ---      $      ---
                                                                             =========    ===========      ==========
   Interest paid                                                             $     ---    $       ---      $      ---
                                                                             =========    ===========      ==========





                 See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Cove Apparel, Inc. (the "Company") is in the process of developing a line of casual wear to manufacture and distribute. The Company was incorporated in the state of Nevada on December 13, 2001 and is headquartered in San Clemente, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 31, 2004. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2003 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $105,113 since inception through March 31, 2004.

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


NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space

The Company occupies office space provided by an officer. Accordingly, occupancy costs of $100 per month have been allocated to the Company. Total occupancy expenses of $600 are shown in the accompanying statement of operations for the six months ended March 31, 2004, and are considered additional contributions of capital by the officer and the Company.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003

                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Related Party Payable

An officer made a loan to the Company in the amount of $5,500. The loan is non-interest bearing and is expected to be repaid within one year.

Due to Stockholder

On September 1, 2003 the Company redeemed and cancelled 210,000 shares of its common stock from one stockholder in exchange for $7,000.


NOTE 5 - FUTURE COMMITMENTS

Consulting Agreement

On February 19, 2004, the Company entered into an agreement to obtain financial consulting services through September 1, 2004 for $25,000 to be paid in five equal monthly installments of $5,000. Future payments due under this agreement as of March 31, 2004 were $20,000.

ITEM 2.  PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

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

We believe that the current marketplace of surf apparel companies is highly fragmented, with literally dozens of surf apparel companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded surf apparel company to acquire several, smaller and established surf apparel companies with already-established product lines. We hope to use our common stock as payment for any potential acquisitions.

Accordingly, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We have recently been engaged in informal discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. We have not yet entered into any formal agreement with that company and we cannot guaranty that we will acquire that company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

LIQUIDITY AND CAPITAL RESOURCES.

We had cash of $63,656 as of March 31, 2004. We also had $5,000 in prepaid merchandiseinventory, making our total current assets equal to $68,656, which also equaled our total assets. In August 2003, we raised $90,000 from the sale of 900,000 shares of our common stock pursuant to our registration statement on Form SB-2. Our total current liabilities were $18,786 as of March 31, 2004, which was represented by $13,286 in accounts payable and accrued expenses and $5,500 which was represented by a loan from an officer. On February 19, 2004, the Company entered into an agreement to obtain financial consulting services through September 1, 2004 for $25,000 to be paid in five equal monthly installments of $5,000. Future payments due under this agreement are $20,000. We had no long term commitments or contingencies.

In January 2004, we engaged a consultant to assist us with compliance with our reporting requirements including, but not limited to, providing interface with our attorneys and auditors, providing EDGARization services and assisting with other relevant matters relating to our business.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2003.
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended March 31, 2004, we did not generate any revenue from our clothing sales operations due to refinements in our business plan to include and focus on infant and toddler apparel lines.. This is in comparison to the three months through March 31, 2003, during which we generated $5,145 in revenues.

OPERATING EXPENSES. For three months ended March 31, 2004, our total expenses were $14,377 which were represented by general and administrative expenses. This is in comparison to the three months ended March 31, 2003, where we had $8,570 in general and administrative expenses. For the three months ended March 31, 2004, we experienced a net loss of $14,377 compared to $3,425 for the three months ended March 31, 2003. The increase in our net loss is due to the fact that we had higher general and administrative expenses during the most recent three month period and generated no revenues.

FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2004 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2003..
--------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the six months ended March 31, 2004, we did not generate any revenues from our operations. This is in comparison to the six months ended March 31, 2003, where we generated $8,466 in revenues. The decrease in revenues was due to focusing our efforts on refining our business plan for infant and toddler apparel rather than conducting operations.

OPERATING EXPENSES. For six months ended March 31, 2004, we had $25,312 in general and administrative expenses, which also represented our net loss for that period. This is in comparison to the six months ended March 31, 2003, where we had $25,215 in general and administrative expenses, making our net loss $16,749. The increase in our net loss is due to the fact that we conducted had no sales during the most recent period.

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

We have cash of $63,656 as of March 31, 2004. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

In the event that we experience a shortfall in our capital, we hope anticipate that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 10,200,000 shares of our common stock, which equals approximately 97% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Additionally, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We have recently been engaged in informal discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. We have not yet entered into any formal agreement with that company and we cannot guaranty that we will acquire that company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

ITEM 3. CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 906 Certifications.

(b) Reports on Form 8-K

1. On January 23, 2004, we filed a report on Form 8-K including Item 5, Other Events to report that on that same date, Kevin Peterson was appointed as our president, secretary and as a director. On the same date, Daniel Trotter resigned as our president and secretary, though he retains is position on the board of directors. Kevin Peterson is the brother of Shawn Peterson, our treasurer and one of our directors.
2. On February 5, 2004, we filed a report on Form 8-K including Item 4, Change in Accountant, to report that we dismissed our prior auditors, Stonefield Josephson, Inc. and engaged Hall & Co. The change in our auditors was recommended and approved by our board of directors.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Cove Apparel, Inc.,
                                         a Nevada corporation



May 18, 2004                    By:      /s/ Kevin Peterson
                                         -----------------------------------
                                         Kevin Peterson
                                         Chief Executive Officer, President,
                                         Secretary, Director