Form 10QSB
period 2004-06-30
COVE APPAREL INC
filed 2004-08-23
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                          -------------    ------------------

Commission File Number: 000-50290

                               Cove Apparel, Inc.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              95-4891903
------                                                              ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                 1003 Dormador, Suite 21, San Clemente, California 92672
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.218.1975
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 23, 2004, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                               COVE APPAREL, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                  JUNE 30, 2004




                               COVE APPAREL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  JUNE 30, 2004

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                          $      34,207
   Inventory                                                             5,000
   Prepaid expenses                                                      2,900
                                                                 --------------

     Total assets                                                $      42,107
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $      13,252
                                                                 --------------

     Total current liabilities                                          13,252

CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding share-- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 10,480,500                         10,481
   Additional paid-in capital                                          144,802
   Deficit accumulated during the development stage                   (126,428)
                                                                 --------------

     Total stockholders' equity                                         28,855
                                                                 --------------

       Total liabilities and stockholders' equity                $      42,107
                                                                 ==============



See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)



                                                 THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,    INCEPTION -
                                                 ---------------------------   ----------------------------    JUNE 30,
                                                     2004           2003           2004            2003          2004
                                                 ------------   ------------   -------------   ------------   ---------
NET REVENUES                                     $        ---   $        ---   $        ---    $      8,466   $  14,466

GENERAL AND ADMINISTRATIVE                             20,515         13,274         45,827          38,489     140,094
                                                 ------------   ------------   -------------   ------------   ---------


LOSS BEFORE PROVISION FOR INCOME TAXES                (20,515)       (13,274)       (45,827)        (30,023)   (125,628)
                                                 ------------   ------------   -------------   ------------   ---------

PROVISION FOR INCOME TAXES                                800            ---            800             ---         800
                                                 ------------   ------------   -------------   ------------   ---------
NET LOSS                                         $   (21,315)   $    (13,274)  $    (46,627)   $    (30,023)  $(126,428)
                                                 ============   ============   =============   ============   =========

NET LOSS PER COMMON SHARE-- BASIC AND DILUTED
                                                 $      (---)   $      (0.01)  $       (---)   $      (0.01)  $   (0.02)
                                                 ============   ============   =============   ============   =========

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND
   DILUTED                                        10,480,500       2,600,000     10,480,500       2,600,000   8,617,340
                                                 ============   ============   =============   ============   =========





See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                      JUNE 30,            INCEPTION -
                                                                           ----------------------------    JUNE 30,
                                                                                2004           2003          2004
                                                                           ------------   -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $    (46,627)  $    (30,023)   $ (126,428)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid with common stock                                              ---            ---         2,000
       Expenses paid by officer                                                     900            900         3,000
       Services provided by officers                                              7,800         15,600        45,933
       Changes in operating assets and liabilities
         Increase in inventory                                                      ---            ---        (5,000)
         Increase in prepaid expenses                                            (2,900)           ---        (2,900)
         Decrease in deposits                                                       ---          5,000           ---
         Increase (decrease) in accounts payable
            and accrued expenses                                                 (2,606)         1,776        13,252
             Decrease in due to stockholder                                      (7,000)           ---        (7,000)
         Increase (decrease) in related party payable                            (5,500)         5,500           ---
                                                                           ------------   -------------   ----------

           Net cash used in operating activities                                (55,933)        (1,247)      (77,143)
                                                                           ------------   -------------   ----------

CASH FLOWS FROM FINANCING ACTVITIES
   Proceeds from issuance of common stock                                           ---            ---       111,350
                                                                           ------------   -------------   ----------


NET INCREASE (DECREASE) IN CASH                                                 (55,933)        (1,247)       34,207

CASH, beginning of period                                                        90,140          1,571           ---
                                                                           ------------   -------------   ----------

CASH, end of period                                                        $     34,207   $        324    $   34,207
                                                                           ============   =============   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                       $        800   $        ---    $     800
                                                                           ============   =============   ==========
   Interest paid                                                           $        ---   $        ---    $     ---
                                                                           ============   =============   ==========





See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Cove Apparel, Inc. (the "Company") is in the process of developing a line of casual wear to manufacture and distribute. The Company was incorporated in the state of Nevada on December 13, 2001 and is headquartered in San Clemente, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 31, 2004. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2003 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $126,428 since inception through June 30, 2004.

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


NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space

The Company occupies office space provided by an officer. Accordingly, occupancy costs of $100 per month have been allocated to the Company. Total occupancy expenses of $900 are shown in the accompanying statement of operations for the nine months ended June 30, 2004, and are considered additional contributions of capital by the officer and the Company.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Related Party Payable

An officer made a loan to the Company in the amount of $5,500. The loan is non-interest bearing and is expected to be repaid within one year. This amount was repaid in full in June 2004.

Due to Stockholder

On September 1, 2003 the Company redeemed and cancelled 210,000 shares of its common stock from one stockholder in exchange for $7,000.


NOTE 5 - FUTURE COMMITMENTS

Consulting Agreement

On February 19, 2004, the Company entered into an agreement to obtain financial consulting services through September 1, 2004 for $25,000 to be paid in five equal monthly installments of $5,000. Future payments due under this agreement as of June 30, 2004 were $5,000.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

We were incorporated in Nevada on December 13, 2001. On January 8, 2002 we changed our name to Cove Apparel, Inc. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Ambiguous. In addition, we are currently developing our own collection of men's apparel under a new brand name, which we will sell and distribute throughout the United States, Japan and our established distribution network in the Caribbean. In addition, Mr. Kevin Peterson, who recently joined us as our president, secretary and as one of our directors is assisting us with the development of a new line of infant apparel featuring a surf and skate theme. We currently sublease office and storage facilities in San Clemente, California, on a month to month basis for $1,000 per month. Our website is located at www.coveapparel.com.

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

Accordingly, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We recently engaged in informal discussions and negotiations with another company with the goal to acquire that company, however, have not yet entered into any formal agreement and we no longer anticipate that we will enter into such an agreement with that company. We cannot guaranty that we will acquire any third party or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $34,207 as of June 30, 2004. We also had $5,000 in inventory and $2,900 in prepaid merchandise making our total current assets equal to $42,107, which also equaled our total assets. Our total current liabilities were $13,252 as of June 30, 2004, which was represented solely by accounts payable and accrued expenses. We had no long term commitments or contingencies.

On February 19, 2004, the Company entered into an agreement to obtain financial consulting services through September 1, 2004 for $25,000 to be paid in five equal monthly installments of $5,000. As of August 23, 2004, there are no future payments due under this agreement. We had no long term commitments or contingencies. In January 2004, we engaged a consultant to assist us with compliance with our reporting requirements including, but not limited to, providing interface with our attorneys and auditors, providing EDGARization services and assisting with other relevant matters relating to our business.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2003.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2004, we did not generate any revenue from our clothing sales operations, nor did we generate any revenues during the three months ended June 30, 2003.

OPERATING EXPENSES. For three months ended June 30, 2004, our total expenses were $20,515 which were represented by general and administrative expenses. We also had $800 as provision for income taxes, making our net loss $21,315. This is in comparison to the three months ended June 30, 2003, where we had $13,274 in general and administrative expenses, which also represented our total net loss for that period. The increase in our net loss is due to the fact that we had higher general and administrative expenses during the most recent three month period as we develop our new clothing line.

FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2004 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2003. RESULTS OF OPERATIONS. REVENUES. For the nine months ended June 30, 2004, we did not generate any revenues from our operations. This is in comparison to the nine months ended June 30, 2003, where we generated $8,466 in revenues. The decrease in revenues was due to focusing our efforts on refining our business plan for infant and toddler apparel rather than conducting operations.

OPERATING EXPENSES. For nine months ended June 30, 2004, we had $45,827 in general and administrative expenses, and $800 in provision for income taxes, so that our net loss for that period was $46,627. This is in comparison to the nine months ended June 30, 2003, where we had $38,489 in general and administrative expenses, making our net loss $30,023. The increase in our net loss is due to the fact that we conducted had no sales during the most recent period.

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

We have cash of $34,207 as of June 30, 2004. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                          Cove Apparel, Inc.,
                                          a Nevada corporation



August 23, 2004                   By:      /s/  Kevin Peterson
                                           -----------------------------------
                                           Kevin Peterson
                                           Chief Executive Officer, President,
                                           Secretary, Director