Form 10KSB
period 2004-09-30
COVE APPAREL INC
filed 2005-01-12
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004
                                  ------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           -------------    ---------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  (X) Yes    ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $6,500.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 11, 2005, approximately $0.

As of January 11, 2005, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes ( )             No  (X)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

OUR BACKGROUND. We were incorporated in Nevada on December 13, 2001 as "Lisa Morrison, Inc." On January 8, 2002, we changed our name to Cove Apparel, Inc.

OUR BUSINESS. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories from third-party suppliers. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Lost Enterprises and Ambiguous Industries. In addition, we are currently developing our own collection of men's apparel under a new brand name, which we plan to sell and distribute throughout the United States, Japan and through our established distribution network in the Caribbean. Our new line is currently in the planning stage and will be more comprehensively developed in the coming months. We are designing and developing our brand in-house, and we will outsource the manufacture of our proposed products to various third-party apparel manufacturers in Europe and Asia.

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

EMPLOYEES. As of January 11, 2005, we have one full-time employee and one part-time employee. We believe that we have good relations with these employees.

We are not a party to any collective bargaining agreements. We anticipate entering into an employment contract with Kevin Peterson, however, we have not yet entered into such an agreement with Mr. Trotter.

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

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

======================= ========================== =========================
PROPERTY                   SEPTEMBER 30, 2003         SEPTEMBER 30, 2004
----------------------- -------------------------- -------------------------
Cash                               $90,140                   $15,186
======================= ========================== =========================

OUR FACILITIES. Our executive, administrative and operating office is located in the personal residence of Kevin Peterson, our president and one of our directors. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. Kevin Peterson, our president and director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Peterson does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $100 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Peterson.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

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

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "CVAP". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of January 11, 2005, our stock has not been traded.

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of January 11, 2005, 10,480,500 shares of our common stock were issued and outstanding. There is no preferred stock issued or outstanding, respectively.

The approximate number of holders of record of shares of our common stock is fifty-four. There are no outstanding options or warrants to purchase securities convertible into, shares of our common stock. There are 424,035 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2004, we have cash of $15,186 and $6,500 representing accounts receivable. We do not believe that our available cash is sufficient to pay our day-to-day expenditures for the next twelve months. As of September 30, 2004, our total liabilities were $23,732, which was represented by $21,497 of accounts payable and accrued payroll and related expenses of $2,236.

RESULTS OF OPERATIONS.

FOR THE YEAR ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2003.

REVENUES. We have realized $6,500 in revenues during the year ended September 30, 2004. This is in comparison to $8,466 in revenues we realized during the year ended September 30, 2003. We hope to continue to generate additional revenues as we commence our sales operations from our website.

OPERATING EXPENSES. For the year ended September 30, 2004, our total expenses were $83,228, which were represented solely by general and administrative expenses. After $800 as provision for income taxes, we had a net loss of $77,528 for the year ended September 30, 2004. This is in comparison to the year ended September 30, 2003, where our total expenses were $43,102, which were represented by general and administrative expenses. Our net loss increased over the most recent period because our revenues decreased due to lower sales and our operating expenses increased.

FOR THE PERIOD FROM OUR INCEPTION ON DECEMBER 13, 2001 TO SEPTEMBER 30, 2004.

REVENUES. We have realized $20,966 in revenues for the period from our inception on December 13, 2001 to September 30, 2004.

OPERATING EXPENSES. For the period from our inception on December 13, 2001 to September 30, 2004, our total expenses were $177,495, which were represented solely by general and administrative expenses. Therefore, from our inception on December 13, 2001 to September 30, 2004, we experienced a cumulative net loss of $157,329, which includes $800 as provision for income taxes.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated minimal revenues from operations. In management's opinion, to effectuate our business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

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

We have cash of $15,186 as of September 30, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We need to raise additional capital for our operations, and we believe that such additional capital may be raised through public or private financing as well as borrowings and other sources. We hope that we will have access to capital financing because our common stock is eligible for quotation on the OTC Bulletin Board, although we cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses, although we cannot guarantee that our officers will pay for those expenses.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:




                               COVE APPAREL, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


January 10, 2005

Board of Directors and Stockholders
Cove Apparel, Inc.

We have audited the balance sheet of Cove Apparel, Inc. (a development stage company) as of September 30, 2004, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cove Apparel, Inc. as of September 30, 2003, were audited by other auditors whose report dated December 8, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Cove Apparel, Inc. (a development stage company) as of September 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                            HALL & COMPANY

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004


                                     ASSETS

CURRENT ASSETS
   Cash                                                           $      15,186
   Accounts receivable, net                                               6,500
                                                                  --------------

     Total assets                                                 $      21,686
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $      21,497
   Accrued payroll and related expenses
                                                                          2,236

     Total current liabilities                                           23,732

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value;
     Authorized shares -- 5,000,000
     Issued and outstanding share -- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares -- 10,480,500                         10,481
   Additional paid-in capital                                           144,802
   Deficit accumulated during the development stage                    (157,329)
                                                                  --------------

      Total stockholders' (deficit)                                      (2,046)
                                                                  --------------

        Total liabilities and stockholders' (deficit)             $      21,686
                                                                  ==============





                See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                     YEAR ENDED SEPTEMBER 30, 2004 AND 2003


                                                          YEAR  ENDED             YEAR ENDED            INCEPTION -
                                                       SEPTEMBER  30, 2004     SEPTEMBER 30, 2003      SEPT 30, 2004
                                                       -------------------     ------------------     ----------------
NET REVENUES                                           $             6,500     $            8,466     $        20,966

SELLING, GENERAL AND ADMINISTRATIVE                                 83,228                 51,568             177,495
                                                       -------------------     ------------------     ----------------


LOSS BEFORE PROVISION FOR INCOME TAXES                             (76,728)               (43,102)           (156,529)
                                                       -------------------     ------------------     ----------------

PROVISION FOR INCOME TAXES                                             800                    ---                 800
                                                       -------------------     ------------------     ----------------

NET LOSS                                               $           (77,528)    $          (43,102)    $      (157,329)
                                                       ===================     ==================     =================

NET LOSS PER COMMON SHARE -- BASIC AND DILUTED
                                                       $              (---)    $            (0.01)    $         (0.02)
                                                       ===================     ==================     =================

WEIGHTED AVERAGE OF COMMON SHARES -- BASIC AND DILUTED
                                                                10,480,500              8,203,032           8,789,000
                                                       ===================     ==================     =================






                See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                     YEAR ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                       DEFICIT ACCUM.
                                             COMMON STOCK                                 DURING
                                      ----------------------------       PAID IN        DEVELOPMENT
                                         SHARES           AMOUNT         CAPITAL           STAGE          TOTAL
                                      ------------     -----------    -------------    ------------    -----------
Balance, September 30, 2002              7,800,000     $     7,800    $      27,433    $    (36,699)   $    (1,466)

Additional paid in capital in
   exchange for office expenses
                                               ---             ---            1,200             ---          1,200

Additional   paid  in   capital  in
   exchange for services
    from officers                              ---             ---           20,800             ---         20,800

Issuance  of common  stock for cash
   at  $0.001  per  share   (August
   2003)                                 2,890,500           2,891           93,459             ---         96,350

Redemption   &   cancellation    of
   common  stock for cash at $0.001
   per share (September 2003)
                                          (210,000)           (210)          (6,790)            ---         (7,000)

Net loss for the year ended
   September 30, 2003                          ---             ---              ---         (43,102)       (43,102)
                                       -----------     -----------    -------------    ------------    -----------

Balance, September 30, 2003             10,480,500     $    10,481   $      136,102    $    (79,801)   $    66,782
                                      ============     ===========    =============    ============    ===========

Additional paid in capital in
   exchange for office expenses
                                               ---             ---              900             ---            900

Additional   paid  in   capital  in
   exchange for services
   from officers                               ---             ---             7,800            ---          7,800

Net loss for the year ended
   September 30, 2004                          ---             ---              ---         (77,528)       (77,528)
                                       -----------     -----------    -------------    ------------    -----------

Balance, September 30, 2004             10,480,500     $    10,481    $     144,802    $   (157,329)   $    (2,046)
                                      ============     ===========    =============    ============    ===========






                See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                     YEAR ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                  SEPTEMBER 30,           INCEPTION -
                                                                           ---------------------------     SEPT. 30,
                                                                                2004           2003          2004
                                                                           ------------   ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $    (77,528)  $    (43,102)   $ (157,329)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid with common stock                                              ---            ---         2,000
       Expenses paid by officer                                                     900          1,200         3,000
       Services provided by officers                                              7,800         20,800
                                                                                                              45,933
       Changes in operating assets and liabilities
         Increase in accounts receivable                                         (6,500)           ---        (6,500)
         Increase (decrease) in prepaid merchandise                               5,000         (5,000)          ---
         Increase (decrease) in accounts payable
            and accrued expenses                                                  5,638          7,821        21,496
             Increase in accrued payroll and related expenses                     2,236                        2,236
             Decrease in due to stockholder                                      (7,000)                      (7,000)
                                                                                                   ---
         Increase (decrease) in related party payable                            (5,500)         5,500           ---
                                                                           ------------   -------------   ----------

           Net cash used in operating activities                                (74,954)        (7,781)      (96,164)
                                                                           ------------   -------------   ----------

CASH FLOWS FROM FINANCING ACTVITIES
   Proceeds from issuance of common stock                                           ---         96,350       111,350
                                                                           ------------   -------------   ----------

NET INCREASE (DECREASE) IN CASH                                                 (74,954)        88,569        15,186

CASH, beginning of period                                                        90,140          1,571           ---
                                                                           ------------   -------------   ----------

CASH, end of period                                                        $     15,186   $     90,140    $   15,186
                                                                           ============   =============   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                       $        800   $        ---    $      800
                                                                           ============   =============   ==========
   Interest paid                                                           $        ---   $        ---    $      ---
                                                                           ============   =============   ==========



                See accompanying notes to financial statements.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1 - NATURE OF OPERATIONS

Cove Apparel, Inc. (the "Company") is in the process of developing a line of casual wear to manufacture and distribute. The Company was incorporated in the state of Nevada on December 13, 2001 and is headquartered in San Clemente, California. As of September 30, 2004, the Company has produced revenues of $20,966 since inception but will continue to report as a developmental stage company until significant revenues are produced.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


This summary of significant accounting policies of Cove Apparel, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

CASH EQUIVALENTS - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Receivables, if any, represent valid claims against debtors for sales or other charges arising on or before the balance-sheet date and are reduced to their estimated net realizable value.

INVENTORY - Inventory is stated at the lower of cost or market and is relieved on the first-in, first-out method.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's financial instruments, which includes cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

REVENUE RECOGNITION - The Company generally recognizes revenues when products provided to its customers are completed, fees are fixed or determinable, and collectibility is reasonable assured. The Company's standard shipping terms are FOB shipping point.

INCOME TAXES - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

NET LOSS PER COMMON SHARE - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net income (loss) by the weighted average number of outstanding common shares during the year.

COMPREHENSIVE INCOME/LOSS - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods ended September 30, 2004 and 2003, the Company had no other components of its comprehensive loss other than net loss as reported on the statements of operations.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - CONTINGENCIES AND GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $157,329 since inception through September 30, 2004.

The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. Management plans to mitigate its losses in the near term through the further development and marketing of its brand name and increase in apparel lines. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.

Currently, the Company is dependent on two suppliers, with which there are no formal written agreements.

NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space

The Company occupied office space provided by an officer from October 2003 through June 2004. Accordingly, occupancy costs of $100 per month have been allocated to the Company. This expense of $900 is included in total occupancy expenses shown in the accompanying statement of operations for the nine months ended June 30, 2004, and were considered additional contributions of capital by the officer and the Company.

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003



NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Related Party Payable
---------------------

An officer made a loan to the Company in the amount of $5,500. The loan was non-interest bearing was repaid in full in June 2004.

Due To Stockholder
------------------

On September 1, 2003 the Company redeemed and cancelled 210,000 shares of its common stock from one stockholder in exchange for $7,000.


NOTE 5 - CONSULTING AGREEMENT

On February 19, 2004, the Company entered into an agreement to obtain financial consulting services through September 1, 2004 for $25,000 to be paid in five equal monthly installments of $5,000. The Company completed it's financial obligation to the consulting company in August 2004.

NOTE 6 - PROVISION FOR INCOME TAXES

As of September 30, 2004, the Company had a net federal operating loss carryforward of $157,329, expiring between 2021-2024. During the year ended September 30, 2004, the valuation allowance increased by $26,360. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. Being headquartered in California requires the Company to pay the state's minimum franchise tax of $800.

The provision for income taxes is summarized as follows:



Net operating loss carryforward                   $  157,329
Effective tax rate                                x      34%
                                                  ----------

Deferred tax asset                                    53,492
Valuation allowance                                  (53,492)
                                                  ----------

Net deferred tax asset                            $      ---
                                                  ==========


Minimum state franchise tax                       $      800

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

As disclosed in a current report on Form 8K as amended, filed on May 7, 2004, effective February 3, 2004, Cove Apparel, Inc. (the "Registrant") dismissed Stonefield Josephson, Inc. which audited the Registrant's financial statements for the fiscal years ended September 30, 2002 and 2003, with Hall & Co. to act as the Registrant's independent chartered accountants. The reports of Stonefield Josephson, Inc. for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of Stonefield Josephson, Inc. for these fiscal years was qualified with respect to uncertainty as to the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years and the period from the end of the most recently completed fiscal year through February 3, 2004, the date of dismissal, there were no disagreements with Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Stonefield Josephson, Inc. would have caused it to make reference to such disagreements in its reports.

The Registrant's unaudited financial statements for the quarter ended December 31, 2003, will be reviewed by Hall & Co. Stonefield Josephson, Inc. was not involved in any way with the review of the unaudited financial statements for the quarter ended December 31, 2003. The Registrant has authorized Stonefield Josephson, Inc. to discuss any matter relating to the Registrant and its operations with Hall & Co.

The change in the Registrant's auditors was recommended and approved by the board of directors of the Registrant since the Registrant does not have an audit committee.

During the two most recent fiscal years and subsequent interim period, the Registrant did not consult with Hall & Co. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Stonefield Josephson reviewed the disclosures contained in that 8-K report. The Registrant advised Stonefield Josephson of the opportunity to furnish the Registrant with a letter addressed to the Securities and Exchange Commission concerning any new information, clarifying the Registrant's disclosures herein, or stating any reason why Stonefield Josephson does not agree with any statements made by the Registrant in that report. Stonefield Josephson advised the Registrant that nothing has come to its attention which would cause it to believe that any such letter was necessary.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS.

The following table sets forth information regarding our executive officer and director.

=================== =============== ==========================================
NAME                     AGE        POSITION
------------------- --------------- ------------------------------------------
Kevin Peterson            30        President, Secretary and Director
------------------- --------------- ------------------------------------------
Shawn Peterson            23        Treasurer and Director
------------------- --------------- ------------------------------------------
Jodi Hunter               38        Director
=================== =============== ==========================================

KEVIN PETERSON. Mr. Peterson was appointed as our president, secretary and one of our directors on January 23, 2004. From 2001 to the present, Mr. Peterson has worked for American Correction Counseling Services located in San Clemente, California, as a recovery representative. Prior to that Mr. Peterson was employed by Soul Technology, a surf, skate and snowboard related company, which owns the Etnies, EMerica, 32 Snowboard Boots and S Footwear brands. He was employed by Soul Technology from 2000 to 2001, and assisted with warehouse operations. Mr. Peterson is a lifelong surfer, and combines his enthusiasm for the sport with his computer graphics knowledge that he brings to us. He has earned two certificates in Computer Graphics from Regional Occupational Program in 2002, enabling him to assist with our graphics art requirements. Mr. Peterson is not an officer or director of any other reporting company. Kevin Peterson is the brother of Shawn Peterson, our treasurer and one of our directors.

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

Kevin Peterson is the brother of Shawn Peterson. There is no other family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2004, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending September 30, 2003 and 2004. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=================== ======= ==================================== ================================================== ===============
                                     ANNUAL COMPENSATION                      LONG TERM COMPENSATION

------------------- ------- ------------------------------------ -------------------------------------------------- ---------------
     NAME AND        YEAR   SALARY    BONUS       OTHER ANNUAL                  AWARDS                   PAYOUTS       ALL OTHER
PRINCIPAL POSITION            ($)       ($)     COMPENSATION ($)                                                      COMPENSATION
------------------- ------- --------- -------- ----------------- ------------------------------------- ------------ ---------------
                                                                   RESTRICTED         SECURITIES          LTIP
                                                                  STOCK AWARDS        UNDERLYING       PAYOUTS ($)
                                                                      ($)          OPTIONS/SARS (#)
------------------- ------- --------- -------- ----------------- --------------- --------------------- ------------ ---------------
Kevin Peterson,     2004     $2,500    None           None            None               None             None            None
president
secretary
------------------- ------- --------- -------- ----------------- --------------- --------------------- ------------ ---------------
Shawn Peterson,     2003      None     None           None            None               None             None            None
treasurer
------------------- ------- --------- -------- ----------------- --------------- --------------------- ------------ ---------------
                    2004      None     None           None            None               None             None            None
------------------- ------- --------- -------- ----------------- --------------- --------------------- ------------ ---------------
Daniel Trotter,     2003      None     None           None            None               None             None            None
former president
secretary
------------------- ------- --------- -------- ----------------- --------------- --------------------- ------------ ---------------
                    2004      None     None           None            None               None             None         $1,000 (1)
=================== ======= ========= ======== ================= =============== ===================== ============ ===============
(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. For the year ended September 30, 2004, our officer Kevin Peterson has received compensation of $5,700 for services provided to us. No other officer has received any compensation during that period.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with Kevin Peterson, although we do not currently know the terms of that employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 11, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

TITLE OF CLASS         NAME AND ADDRESS OF             AMOUNT AND NATURE OF           PERCENT OF CLASS
                        BENEFICIAL OWNER                 BENEFICIAL OWNER
--------------- ---------------------------------- ----------------------------- ----------------------------
Common Stock    Kevin Peterson                      no shares owned president,
                1003 Dormador, Suite 21                secretary, director                  0.0%
                San Clemente, California 92672
Common Stock    Shawn Peterson
                1003 Dormador, Suite 21            4,500,000 shares treasurer,              42.9%
                San Clemente, California 92672               director
Common Stock    Jodi Hunter
                1003 Dormador, Suite 21                  2,700,000 shares                   25.8%
                San Clemente, California 92672               director
Common Stock    Daniel Trotter
                1003 Dormador, Suite 21                  3,000,000 shares                   28.6%
                San Clemente, California 92672

Common Stock    All directors and named                  7,200,000 shares                   67.7%
                executive officers as a group

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

RELATED PARTY TRANSACTIONS. There have been no related party transactions, except for the following:

Daniel Trotter, our former President and director, currently provides office space to us at a monthly rate of $100. Mr. Peterson has provided office space to us at this rate since January 2002. Our financial statements reflect that amount as occupancy costs, and that amount has been included in the financial statements as an additional capital contribution by Mr. Peterson.

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

During the year ended September 30, 2004, one of our officer-stockholders made a loan to us for $5,500. This loan is non-interest bearing and is expected to be repaid within one year.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

      o    disclose such transactions in prospectuses where required;
      o    disclose in any and all filings with the Securities and Exchange
      o    Commission, where required;
      o    obtain disinterested directors consent; and
      o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS
-------------------

(A) EXHIBIT NO.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the years ended September 30, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $26,600 and $10,900, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended September 30, 2004 and 2003.

TAX FEES. For the year ended September 30, 2004, our principal accountants rendered services for tax compliance in the amount of $400. For the year ended September 30, 2003, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Clemente, California, on January 11, 2005.

                                   Cove Apparel, Inc.
                                   a Nevada corporation


                                   By:      /s/ Kevin Peterson
                                            --------------------------------
                                            Kevin Peterson
                                   Its:     principal executive officer
                                            president and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Kevin Peterson                                     January 11, 2005
         --------------------------------------------
         Kevin Peterson
Its:     principal executive officer
         president and a director


By:      /s/ Shawn Peterson                                     January 11, 2005
         --------------------------------------------
         Shawn Peterson
Its:     principal accounting officer
         secretary, treasurer and a director


By:      /s/ Jodi Hunter                                        January 11, 2005
         --------------------------------------------
         Jodi Hunter
Its:     director