Form 10QSB
period 2004-12-31
COVE APPAREL INC
filed 2005-02-22
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004


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

        1010 Calle Cordillera, Suite 106, San Clemente, California 92672
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.218.1795
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 22, 2004, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                               Cove Apparel, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 30, 2004



                                     ASSETS

CURRENT ASSETS
   Cash                                                           $       9,749
   Accounts receivable, net                                               6,500
                                                                  --------------

     Total assets                                                 $      16,249
                                                                  ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $      28,775
   Accrued payroll and related expenses
                                                                          2,236

     Total current liabilities                                           31,011

CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares -- 5,000,000
     Issued and outstanding share -- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares -- 10,480,500                         10,481
   Additional paid-in capital                                           144,802
   Deficit accumulated during the development stage                    (170,045)
                                                                  --------------

      Total stockholders' deficit                                       (14,762)
                                                                  --------------

        Total liabilities and stockholders' deficit               $      16,249
                                                                  ==============

                                               COVE APPAREL, INC.
                                         (A Development Stage Company)

                                            STATEMENTS OF OPERATIONS

                                 PERIODS ENDED DECEMBER 31, 2004 AND 2003



                                                             THREE MONTHS ENDED   THREE MONTHS ENDED     INCEPTION -
                                                              DECEMBER 31,2004    DECEMBER 31, 2003    DEC. 31, 2004
                                                             ------------------  -------------------  ----------------

NET REVENUES                                                  $            ---    $             ---    $       20,966

SELLING, GENERAL AND ADMINISTRATIVE                                     12,716               10,935           190,211
                                                             ------------------  -------------------  ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (12,716)             (10,935)         (169,245)
                                                             ------------------  -------------------  ----------------

PROVISION FOR INCOME TAXES                                                 ---                  ---               800
                                                             ------------------  -------------------  ----------------

NET LOSS                                                      $        (12,716)   $         (10,935)   $     (170,045)
                                                             ==================  ===================  ================
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED
                                                              $           (---)   $            (---)   $        (0.02)
                                                             ==================  ===================  ================

WEIGHTED AVERAGE OF COMMON SHARES -- BASIC AND DILUTED
                                                                    10,480,500           10,480,500         8,930,000
                                                             ==================  ===================  ================

                                             COVE APPAREL, INC.
                                       (A Development Stage Company)

                                          STATEMENTS OF CASH FLOWS

                               THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                                     DECEMBER 31,           INCEPTION -
                                                                           ----------------------------       DEC. 31,
                                                                                2004           2003             2004
                                                                           ------------   -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $    (12,716)  $    (10,935)   $     (170,045)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid with common stock                                              ---            ---             2,000
       Expenses paid by officer                                                     ---            300             3,000
       Services provided by officers                                                ---          5,200
                                                                                                                  45,933
       Changes in operating assets and liabilities
         Decrease in accounts receivable                                            ---            ---            (6,500)
         Increase (decrease) in accounts payable
            and accrued expenses                                                  7,279         (2,325)           28,775
             Increase in accrued payroll and related expenses                       ---            ---             2,236
             Decrease in due to stockholder                                         ---            ---            (7,000)
                                                                           ------------   ------------

           Net cash used in operating activities                                 (5,437)        (7,760)         (101,601)
                                                                           ------------   ------------    ---------------

CASH FLOWS FROM FINANCING ACTVITIES
   Proceeds from issuance of common stock                                           ---            ---           111,350
                                                                           ------------   ------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                  (5,437)        (7,760)            9,749

CASH, beginning of period                                                        15,186         90,140               ---
                                                                           ------------   ------------    ---------------

CASH, end of period                                                        $      9,749   $     82,380    $        9,749
                                                                           ============   ============    ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                       $        ---   $        ---    $          800
                                                                           ============   ============    ===============
   Interest paid                                                           $        ---   $        ---    $          ---
                                                                           ============   ============    ===============

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 30, 2004


NOTE 1 - NATURE OF OPERATIONS

Cove Apparel, Inc. (the "Company") is in the process of developing a line of casual wear to manufacture and distribute. The Company was incorporated in the state of Nevada on December 13, 2001 and is headquartered in San Clemente, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2004 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

As shown in the accompanying audited financial statements, the Company has incurred a net operating loss of $170,045 since inception through December 31, 2004.

The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to make payments on its obligations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended December 31, 2004.

We were incorporated in Nevada on December 13, 2001. On January 8, 2002 we changed our name to Cove Apparel, Inc. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Ambiguous. In addition, we are currently developing our own collection of men's apparel under a new brand name, which we will sell and distribute throughout the United States, Japan and our established distribution network in the Caribbean. In addition, Mr. Kevin Peterson, our president, secretary and one of our directors, is assisting us with the development of a new line of infant apparel featuring a surf and skate theme. Our website is located at www.coveapparel.com.

ACQUISITION STRATEGY. We believe that the current marketplace of surf apparel companies is highly fragmented, with literally dozens of surf apparel companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded surf apparel company to acquire several, smaller and more established surf apparel companies with already-established product lines. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we intend to begin researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. Our acquisition strategy is designed to complement our core business of distributing surf wear and developing our own line of surf apparel. Liquidity and Capital Resources. We had cash of $9,749 as of December 31, 2004. We also had $6,500 in accounts receivable, making our total current assets equal to $16,249, which also equaled our total assets. Our total current liabilities were $31,011 as of December 31, 2004, which was represented by $28,775 in accounts payable and accrued expenses and $2,236 which was represented by accrued payroll and related expenses. We had no long term commitments or contingencies.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $9,749 as of December 31, 2004. We also had $6,500 in accounts receivable, making our total current assets equal to $16,249, which also equaled our total assets. Our total current liabilities were $31,011 as of December 31, 2004, which was represented by $28,775 in accounts payable and accrued expenses and $2,236 which was represented by accrued payroll and related expenses. We had no long term commitments or contingencies.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND COMPARED TO THE SAME PERIOD ENDED DECEMBER 31, 2003.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended December 31, 2004, we did not generate any revenue from our clothing sales operations. This is in comparison to the three months through December 31, 2003, during which we also had no revenues.

OPERATING EXPENSES. For three months ended December 31, 2004, our total expenses were $12,716, which were represented by selling, general and administrative expenses. This is in comparison to the three months ended December 31, 2003, where we had $10,935 in selling, general and administrative expenses. For the three months ended December 31, 2004, we experienced a net loss of $12,716 compared to $10,935 for the three months ended December 31, 2003. The increase in our net loss is due to the fact that we had higher selling, general and administrative expenses during the most recent three month period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $20,966 in revenues from operations since our inception on December 13, 2001. To effectuate our business plan during the next three to nine months, we must continue to market our products and increase our product offerings. We are currently marketing our surf wear to people that participate in water sports and recreational activities such as professional surfing, waterskiing, snowboarding and skateboarding. To expand our marketing activities, we hope to develop sponsor relationships with professional athletes who participate in water sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes. We are also seeking to expand our product line: Mr. Kevin Peterson, who recently joined us as our president, secretary and as one of our directors is assisting us with the development of a new line of infant apparel featuring a surf and skate theme.

We have cash of $9,749 as of December 31, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We may need to raise additional capital to continue our operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will also need to raise funds to complete production of our new line of apparel. We plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 906 Certifications.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Cove Apparel, Inc.,
                                             a Nevada corporation



February 22, 2004                   By:      /s/ Kevin Peterson
                                             -----------------------------------
                                             Kevin Peterson
                                             Chief Executive Officer, President,
                                             Secretary, Director