Form 10QSB
period 2005-03-31
COVE APPAREL INC
filed 2005-05-16
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                   ---------------    --------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 16, 2005, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                               COVE APPAREL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 MARCH 31, 2005



                                     ASSETS

CURRENT ASSETS
   Cash                                                              $   8,025
                                                                     ----------

     Total assets                                                    $   8,025
                                                                     ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                             $  39,783
   Accrued payroll and related expenses
                                                                         2,236

     Total current liabilities                                          42,019

CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares -- 5,000,000
     Issued and outstanding share -- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares -- 10,480,500                        10,481
   Additional paid-in capital                                          144,802
   Deficit accumulated during the development stage                   (189,277)
                                                                     ----------

      Total stockholders' deficit                                      (33,994)
                                                                     ----------

        Total liabilities and stockholders' deficit                  $   8,025
                                                                     ==========

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004


                                                 THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,   INCEPTION -
                                                                                                               MARCH 31,
                                                      2005           2004           2005            2004           2005
                                                 ------------   ------------   -------------   ------------   -------------
NET REVENUES                                     $       ---    $       ---    $         ---   $        ---   $     20,966

GENERAL AND ADMINISTRATIVE                            19,232         14,377           31,948         25,312        209,443
                                                 ------------   ------------   -------------   ------------   -------------


LOSS BEFORE PROVISION FOR INCOME TAXES               (19,232)       (14,377)         (31,948)       (25,312)      (189,477)
                                                 ------------   ------------   -------------   ------------   -------------

PROVISION FOR INCOME TAXES                               ---            ---               ---           ---            800
                                                 ------------   ------------   -------------   ------------   -------------

NET LOSS                                         $   (19,232)   $   (14,377)   $    ( 31,948)  $    (25,312)  $   (189,277)
                                                 ============   ============   =============   ============   =============

NET LOSS PER COMMON SHARE -- BASIC AND DILUTED
                                                 $      (---)   $      (---)   $        (---)  $       (---)  $      (0.02)
                                                 ============   ============   =============   ============   =============

WEIGHTED AVERAGE OF COMMON SHARES -- BASIC AND
   DILUTED                                        10,480,500      10,480,500      10,480,500     10,480,500      9,049,231
                                                 ============   ============   =============   ============   =============

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004



                                                                                     MARCH 31,              INCEPTION -
                                                                           ----------------------------       MAR. 31,
                                                                                2005           2004            2005
                                                                           ------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $    (31,948)  $     (25,312)  $    (189,277)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid with common stock                                              ---             600           2,000
       Expenses paid by officer                                                     ---           7,800           3,000
       Services provided by officers                                                ---            ---
                                                                                                                 45,933
       Changes in operating assets and liabilities
         Decrease in accounts receivable                                          6,500          (7,000)            ---
         Increase (decrease) in accounts payable
            and accrued expenses                                                 18,287          (2,572)         39,783
             Increase in accrued payroll and related expenses                       ---             ---           2,236
             Decrease in due to stockholder                                         ---             ---             ---
                                                                           ------------   -------------   --------------
                                                                                                    ---          (7,000)

           Net cash used in operating activities                                (7,161)        (26,484)        (103,325)
                                                                           ------------   -------------   --------------

CASH FLOWS FROM FINANCING ACTVITIES
   Proceeds from issuance of common stock                                           ---             ---         111,350
                                                                           ------------   -------------   --------------

NET INCREASE (DECREASE) IN CASH                                                  (7,161)        (26,484)          8,025

CASH, beginning of period                                                        15,186          90,140             ---
                                                                           ------------   -------------   --------------

CASH, end of period                                                        $      8,025   $      63,656   $       8,025
                                                                           ============   =============   ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                       $        800   $         ---   $        1,600
                                                                           ============   =============   ==============
   Interest paid                                                           $        ---   $         ---   $          ---
                                                                           ============   =============   ==============

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005


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


NOTE 3 - CONTINGENCIES AND GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $189,277 since inception through March 31, 2005.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

We were incorporated in Nevada on December 13, 2001. On January 8, 2002 we changed our name to Cove Apparel, Inc. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Ambiguous. In addition, we are currently developing our own collection of men's apparel under a new brand name, which we will sell and distribute throughout the United States, Japan and our established distribution network in the Caribbean. In addition, Mr. Kevin Peterson is assisting us with the development of a new line of infant apparel featuring a surf and skate theme. We are also currently negotiating to lease new office and storage facilities in San Clemente, California, though we do not yet know the terms of that lease. Our website is located at www.coveapparel.com.

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

Accordingly, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We have recently been engaged in discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. We have not yet entered into any formal or binding agreement with that company and we cannot guaranty that we will acquire that company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $8,025 as of March 31, 2005, which also equaled our total assets. Our total current liabilities were $42,019 as of March 31, 2005, of which $39,783 was represented by accounts payable and accrued expenses, and $2,236 was represented by accrued payroll and related expenses. We had no long term commitments or contingencies.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2004.
----------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended March 31, 2005, we did not generate any revenue from our clothing sales operations, nor did we generate any revenues during the three months ended March 31, 2004.

OPERATING EXPENSES. For three months ended March 31, 2005, our total expenses were $19,232 which were represented by general and administrative expenses. Our net loss for this period is also $19,232. This is in comparison to the three months ended March 31, 2004, where we had $14,377 in general and administrative expenses, which also represented our total net loss for that period. The increase in our net loss is due to the fact that we had higher general and administrative expenses during the most recent three month period as we develop our new clothing line.

FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2005 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. For the six months ended March 31, 2005, we did not generate any revenues from our operations, nor did we generate any revenues during the six months ended March 31, 2004.

OPERATING EXPENSES. For six months ended March 31, 2005, we had $31,948 in general and administrative expenses, making our net loss for that period was $31,948. This is in comparison to the six months ended March 31, 2004, where we had $25,312 in general and administrative expenses, making our net loss $25,312. The increase in our net loss is due to the fact that we conducted had no sales during the most recent period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $20,966 in revenues from operations since our inception on December 13, 2001, but none in the last year. To effectuate our business plan during the next three to nine months, we must continue to market our products and increase our product offerings. We are currently marketing our surf wear to people that participate in water sports and recreational activities such as professional surfing, waterskiing, snowboarding and skateboarding. To expand our marketing activities, we hope to develop sponsor relationships with professional athletes who participate in water sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes. We are also seeking to expand our product line: Mr. Kevin Peterson is assisting us with the development of a new line of infant apparel featuring a surf and skate theme.

We have cash of $8,025 as of March 31, 2005. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Additionally, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We have recently been engaged in discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. We have not yet entered into any formal or binding agreement with that company and we cannot guaranty that we will acquire that company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

ITEM 3. CONTROLS AND PROCEDURES
---------------------------------

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                           Cove Apparel, Inc.,
                                           a Nevada corporation



May 16, 2005                      By:
                                           -----------------------------------
                                           Kevin Peterson
                                           Chief Executive Officer, President,
                                           Secretary, Director