Form 10QSB
period 2005-06-30
COVE APPAREL INC
filed 2005-08-19
CIK 1188915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                           ------------   ---------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 18, 2005, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                               Cove Apparel, Inc.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                  JUNE 30, 2005

                               Cove Apparel, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  JUNE 30, 2005



                                     ASSETS

CURRENT ASSETS
   Cash                                                               $  21,759
                                                                      ----------

     Total assets                                                     $  21,759
                                                                      ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $  95,911
   Loan from stockholder
                                                                         45,000

     Total current liabilities                                          140,911

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares -- 5,000,000
     Issued and outstanding share -- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares -- 10,480,500                         10,481
   Additional paid-in capital                                           144,802
   Deficit accumulated during the development stage                    (274,435)
                                                                      ----------

      Total stockholders' deficit                                      (119,152)
                                                                      ----------

        Total liabilities and stockholders' deficit                   $  21,759
                                                                      ==========

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                 Three months ended June 30,    Nine months ended June 30,    Inception -
                                                 ---------------------------   ----------------------------    June 30,
                                                     2005           2004           2005            2004         2005
                                                 ------------   ------------   -------------   ------------   -----------
NET REVENUES                                     $       ---    $        ---   $         ---   $        ---   $    20,966

GENERAL AND ADMINISTRATIVE                            84,358          20,515         116,306         45,827       293,801
                                                 ------------   ------------   -------------   ------------   -----------


LOSS BEFORE PROVISION FOR INCOME TAXES               (84,358)        (20,515)       (116,306)       (45,827)     (272,835)
                                                 ------------   ------------   -------------   ------------   -----------

PROVISION FOR INCOME TAXES                               ---             800             800            800         1,600
                                                 ------------   ------------   -------------   ------------   -----------

NET LOSS                                         $   (84,358)   $    (21,315)  $    (117,106)  $    (46,627)  $  (274,435)
                                                 ============   ============   =============   ============   ===========

NET LOSS PER COMMON SHARE -- BASIC AND DILUTED
                                                 $      (---)   $       (---)  $        (---)  $       (---)  $     (0.03)
                                                 ============   ============   =============   ============   ===========

WEIGHTED AVERAGE OF COMMON SHARES -- BASIC AND
   DILUTED                                        10,480,500      10,480,500      10,480,500     10,480,500     9,151,464
                                                 ============   ============   =============   ============   ===========

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                                     June 30,              Inception -
                                                                           ----------------------------     June 30,
                                                                                2005           2004           2005
                                                                           ------------   -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $   (117,106)       $ (46,627) $  (274,435)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid with common stock                                              ---            ---          2,000
       Expenses paid by officer                                                     ---            900          3,000
       Services provided by officers                                                ---           7,800        45,933
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                          6,500            ---            ---
             Increase in prepaid expenses                                           ---          (2,900)          ---
         Increase (decrease) in accounts payable
            and accrued expenses                                                 72,179          (2,606)       95,911
             Increase (decrease) in due to stockholder                           45,000          (7,000)       38,000
             Decrease in related party payable                                      ---          (5,500)          ---
                                                                           ------------   -------------   -----------

           Net cash from (used in) operating activities                           6,573         (55,933)      (89,591)
                                                                           ------------   -------------   -----------


CASH FLOWS FROM FINANCING ACTVITIES
   Proceeds from issuance of common stock                                           ---             ---       111,350
                                                                           ------------   -------------   -----------

NET INCREASE (DECREASE) IN CASH                                                   6,573         (55,933)       21,759

CASH, beginning of period                                                        15,186          90,140           ---
                                                                           ------------   -------------   -----------

CASH, end of period                                                        $     21,759   $      34,207   $    21,759
                                                                           ============   =============   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                       $        800   $         800   $     1,600
                                                                           ============   =============   ===========
   Interest paid                                                           $        ---   $         ---   $       ---
                                                                           ============   =============   ===========

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005



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


NOTE 3 - CONTINGENCIES AND GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $274,435 since inception through June 30, 2005.

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

                               COVE APPAREL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005



NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space
------------

The Company occupies office space provided by an officer. Accordingly, occupancy costs of $1,000 per month have been allocated to the Company. Total occupancy expenses of $8,000 are included in the accompanying statement of operations for the nine months ended June 30, 2005.

Loan from Stockholder
---------------------

A stockholder made a loan to the Company in the amount of $45,000. The loan is non-interest bearing and is expected to be repaid within one year.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2005.

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

We believe that the current marketplace of surf apparel companies is highly fragmented, with literally dozens of surf apparel companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded surf apparel company to acquire several, smaller and established surf apparel companies with already-established product lines. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We have been engaged in discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. Even though we have incurred significant legal expenses related to those negotiations, we have not yet entered into any formal or binding agreement with that company. We cannot guaranty that we will acquire that company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $21,759 as of June 30, 2005, which also equaled our total assets. Our total current liabilities were $140,911 as of June 30, 2005, of which $95,911 was represented by accounts payable and accrued expenses, and $45,000 was represented by a loan from a stockholder. The loan is non-interest bearing and is expected to be repaid within one year. We entered into this loan to help pay our higher expenses that we have incurred recently because of the merger discussions we have undertaken in recent months. We had no long term commitments or contingencies.

FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2004.
--------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2005, we did not generate any revenue from our clothing sales operations, nor did we generate any revenues during the three months ended June 30, 2004.

OPERATING EXPENSES. For three months ended June 30, 2005, our total expenses were $84,358 which were represented by general and administrative expenses. Our net loss for this period is also $84,358. This is in comparison to the three months ended June 30, 2004, where we had $20,515 in general and administrative expenses, which also represented our total net loss for that period. The increase in our net loss is due to the fact that we incurred significant legal and administrative expenses during the most recent three month period because of the merger transaction that we have been contemplating in recent months.

FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2005 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended June 30, 2005, we did not generate any revenues from our operations, nor did we generate any revenues during the nine months ended June 30, 2004.

OPERATING EXPENSES. For nine months ended June 30, 2005, we had $116,306 in general and administrative expenses, making our net loss for that period was $117,106, after $800 provision for income taxes. This is in comparison to the nine months ended June 30, 2004, where we had $45,827 in general and administrative expenses, making our net loss $46,627 after $800 provision for income taxes. The increase in our net loss is due to the fact that we incurred significant legal and administrative expenses during the most recent three month period because of the merger transaction that we have been contemplating in recent months.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $20,966 in revenues from operations since our inception on December 13, 2001, but none in the last year. In recent months, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We have recently been engaged in discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. Even though we have incurred significant legal expenses related to those negotiations, we have not yet entered into any formal or binding agreement with that company. We cannot guaranty that we will acquire that company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue pursuing our current business until such time as a transaction of this nature is concluded.

Otherwise, to effectuate our business plan during the next three to nine months, we must continue to market our products and increase our product offerings. We are currently marketing our surf wear to people that participate in water sports and recreational activities such as professional surfing, waterskiing, snowboarding and skateboarding. To expand our marketing activities, we hope to develop sponsor relationships with professional athletes who participate in water sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes. We are also seeking to expand our product line: Mr. Kevin Peterson is assisting us with the development of a new line of infant apparel featuring a surf and skate theme.

We have cash of $21,759 as of June 30, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. During the quarter ended June 30, 2005, we borrowed $45,000 from a stockholder. The loan is non-interest bearing and is expected to be repaid within one year. We entered into this loan to help pay our higher expenses that we have incurred recently because of the merger discussions we have undertaken in recent months.

If we do not complete the merger transaction discussed herein, ee may look for another merger or acquisition target. Otherwise, we will need to raise funds to complete production of our new line of apparel. We plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

In the event that we experience a shortfall in our capital, we anticipate that our officers, directors and shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 10,200,000 shares of our common stock, which equals approximately 97% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.



                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

During the quarter ended June 30, 2005, we borrowed $45,000 from a stockholder. The loan is non-interest bearing and is expected to be repaid within one year. There is no written agreement between us and the stockholder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cove Apparel, Inc.,
                                          a Nevada corporation




August 18, 2005                      By:  /s/ Kevin Peterson
                                          --------------------------
                                          Kevin Peterson
                                          Chief Executive Officer, President,
                                          Secretary, Director