Form 10KSB
period 2005-09-30
COVE APPAREL INC
filed 2006-01-13
CIK 1188915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 ☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission File Number: 000-50290

Cove Apparel, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	95-4891903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1003 Dormador, Suite 21, San Clemente, California 92672
(Address of principal executive offices)

949-218-1795
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 11, 2006, approximately $507,252.

As of January 11, 2006, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

(1)

PART I

Item 1. Description of Business.

Our Background. We were incorporated in Nevada on December 13, 2001 as “Lisa Morrison, Inc.” On January 8, 2002, we changed our name to Cove Apparel, Inc.

Our Business. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories from third-party suppliers. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Lost Enterprises and Ambiguous Industries. In addition, we are developing our own collection of men's apparel under a new brand name, which we plan to sell and distribute throughout the United States, Japan and through our established distribution network in the Caribbean.

We had also sold goods produced by other third party surfwear and accessory companies. However, at this time, we do not have any formal written agreement with any supplier, including Lost Enterprises and Ambiguous Industries. We believe that our success will depend on our ability to promote products consistent with the surfing culture image, and anticipate and respond to changing consumer demands and tastes. Our goal is to build a reputation as a leading retailer of surfing-related and casual beachwear fashions, and maintain a balanced company through wholesale, licensing, and retail operations.

During 2005, we began researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. On August 25, 2005, we executed a definitive agreement with Euroseas Ltd. for the merger of Cove with EuroSub, a subsidiary of Euroseas Ltd. The definitive merger agreement for the merger contemplates our merger with and into EuroSub, with our stockholders receiving 0.102969 shares of Euroseas for each share they presently own, subject to adjustment in case of a stock split by Euroseas prior to the merger. After giving effect to the merger, our stockholders would own approximately 2.8% of Euroseas. We cannot assure you that the merger will be consummated.

If we do not complete the merger transaction discussed herein, we may look for another merger or acquisition target. Otherwise, we will need to raise funds to complete production of our new line of apparel. We cannot guaranty that we will merge with Euroseas or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

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

(2)

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

Our Business Strategy. Our goal is to make Cove Apparel a familiar brand of beachwear, surfing apparel and related accessories. Our success will depend primarily on our ability to:

•	merchandise innovative and distinctive product designs;
•	maintain high standards of quality;
•	interpret fashion trends for active youths engaging in board and water sports;
•	establish advertising and marketing programs which communicate the Cove Apparel image;
•	establish ourselves as a beachwear and surfing accessories brand;
•	maintain the integrity, consistency and direction of the Cove Apparel brand and image; and
•	develop public relations, publicity, promotional events and trademarks to create brand integrity.

Our Growth Strategy. Our growth strategy focuses on maximizing the value of the Cove Apparel as a re-seller of beach and surf-related clothing while establishing strategic relationships with leading wholesale and retail distributors, product manufacturers and suppliers. In order to implement our growth strategy we believe we must:

•	hire, retain and train qualified employees;
•	generate high levels of interest and awareness of Cove Apparel as a reseller of surf-inspired apparel;
•	encourage consumers to visit retail outlets carrying our products and proposed website;
•	reward customer loyalty and take advantage of repeat purchasing patterns; and
•	implement our marketing initiatives.

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

(3)

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

(4)

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

Employees. As of January 11, 2006, we have one full-time employee and one part-time employee. We believe that we have good relations with these employees.

We are not a party to any collective bargaining agreements. We anticipate entering into an employment contract with Kevin Peterson, however, we have not yet entered into such an agreement with Mr. Peterson.

Facilities. Our headquarters are located at 1010 Calle Cordillera, San Clemente, California, 92673. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 2. Description of Property.

Property held by us. As of the date specified in the following table, we held the following property:

Property	September 30, 2004	September 30, 2005
Cash	$90,140	$4,096

Our Facilities. Our mailing address is 1003 Dormador, Suite 21, San Clemente, California, 92672. Our executive, administrative and operating office is located  at 1010 Calle Cordillera, Suite 106, San Clemente, California, 92673. This space is approximately 900 square feet and located in a commercial office building. We lease that space for $1,000 per month, on a month-to-month basis. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

(5)

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

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "CVAP". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. On January 11, 2006, our stock closed at $0.80 per share; historical trading prices have fluctuated between $0.42 and $0.80 since trading commenced in early October 2005.

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of January 11, 2006, 10,480,500 shares of our common stock were issued and outstanding. There is no preferred stock issued or outstanding, respectively.

The approximate number of holders of record of shares of our common stock is thirty-four. There are no outstanding options or warrants to purchase securities convertible into, shares of our common stock. There are 200,000 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

Dividends. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

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

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

(6)

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources. We had cash of $4,096 as of September 30, 2005, which also equaled our total assets. Our total current liabilities were $74,480 as of September 30, 2005, of which all $74,480 was represented by accounts payable and accrued expenses. During the year ended September 30, 2005, we obtained $120,000 in cash from one of our shareholders to pay our legal expenses associated with the proposed merger with Euroseas Ltd. We treated those funds as additional paid-in capital. One of our other shareholders agreed to convert her loan to us of  $45,000, for no consideration and we treated those funds as additional paid-in capital. That capital was used to help pay the legal and accounting expenses that we have incurred due to the proposed merger with Euroseas Ltd. We had no long term commitments or contingencies.

(7)

Results of Operations.

For the Year Ended September 30, 2005 as Compared to the Year Ended September 30, 2004.

Revenues. For the year ended September 30, 2005, we did not generate any revenues from our operations. We realized $6,500 in revenues during the year ended September 30, 2004.

Operating Expenses. For the year ended September 30, 2005, we had $232,538 in general and administrative expenses, making our net loss for that period $233,338, after $800 provision for the minimum state income tax. This is in comparison to the year ended September 30, 2004, where we had $83,228 in general and administrative expenses, making our net loss $77,528 after $800 provision for income taxes. The increase in our net loss is due to the fact that we incurred significant legal and administrative expenses during the year because of the merger transaction that we have been contemplating.

Our Plan of Operation for the Next Twelve Months. We have generated $20,966 in revenues from operations since our inception on December 13, 2001, but none in the last year. On August 25, 2005, we executed a definitive agreement with Euroseas for the merger of Cove with EuroSub. The definitive merger agreement for the Merger contemplates our merger with and into EuroSub, with our stockholders receiving 0.102969 shares of Euroseas for each share they presently own, subject to adjustment in case of a stock split by Euroseas prior to the Merger. After giving effect to the Merger, our stockholders would own approximately 2.8% of Euroseas. We cannot assure you that the Merger will be consummated.

We have cash of $4,096 as of September 30, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. During the fourth quarter of the year ended September 30, 2005, we obtained $120,000 in additional paid in capital and reclassified a loan from stockholder to additional paid in capital from a stockholder for working capital purposes. We borrowed these funds to help pay our higher expenses that we have incurred recently because of our merger discussions.

If we do not complete the merger transaction discussed herein, we may look for another merger or acquisition target. Otherwise, we will need to raise funds to complete production of our new line of apparel. We plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

(8)

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

COVE APPAREL, INC.
(A Development Stage Company)

CONTENTS

Page

Report and Financial Statements

Report of Independent Registered Public Accounting Firm	10

Balance Sheet	11

Statements of Operations	12

Statement of Changes in Stockholders’ Deficit	13

Statements of Cash Flows	14

Notes to Financial Statements	15-18

(9)

Report of Independent Registered Public Accounting Firm

December 15, 2005

Board of Directors and Stockholders
Cove Apparel, Inc.

We have audited the balance sheet of Cove Apparel, Inc. (a development stage company) as of September 30, 2005, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years then ended and from December 13, 2001 (inception) through September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cove Apparel, Inc. (a development stage company) as of September 30, 2005, and the results of its operations and its cash flows for each of the two years then ended and from December 13, 2001 (inception) through September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hall & Company
HALL & COMPANY
Irvine, California

(10)

COVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEET

SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS
Cash	$4,096
Accounts receivable, net	-------

Total assets	$4,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$74,480

Total current liabilities	74,480

CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value;
Authorized shares — 5,000,000
Issued and outstanding share — 0
Common stock, $.001 par value;
Authorized shares — 50,000,000
Issued and outstanding shares — 10,480,500	10,481
Additional paid-in capital	309,802
Deficit accumulated during the development stage	(390,667)

Total stockholders’ deficit	(70,384)

Total liabilities and stockholders’ deficit	$4,096

(11)

COVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Dec. 13, 2001
	Year ended	Year ended	(Inception) -
	September 30, 2005	September 30, 2004	Sept 30, 2005

NET REVENUES	$ ---	$6,500	$20,966

SELLING, GENERAL AND ADMINISTRATIVE	232,538	83,228	410,033

LOSS BEFORE PROVISION FOR INCOME TAXES	(232,538)	(76,728)	(392,067)

PROVISION FOR INCOME TAXES	800	800	1,600

NET LOSS/COMPREHENSIVE LOSS	$(233,338)	$(77,528)	$(390,667)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.03)	$ (---)	$(0.05)

WEIGHTED AVERAGE OF COMMON SHARES — BASIC AND DILUTED	10,480,500	10,480,500	9,240,067

(12)

COVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

DECEMBER 13, 2001 (INCEPTION) - SEPTEMBER 30, 2005

	COMMON STOCK					DEFICIT ACCUM.
	SHARES	AMOUNT		PAID IN CAPITAL		DURING DEVELOPMENT STAGE	TOTAL

Balance, December 13, 2001 date of inception	---	$	---	$	---	$ ---)	$	---

Issuance of founders shares for services at $0.001 per share, January 2002 (as restated for 3:1 stock split)	3,000,000		3,000		(2,000)	---		1,000

Issuance of common stock for cash at $0.001 per share, February 2002	4,500,000		4,500		10,500	---		15,000

Issuance of common stock for services at $0.001 per share, March 2002	300,000		300		700	---		1,000

Additional paid in capital for office expenses	---		---		900	---		900

Additional paid in capital for services from officers	---		---		17,333	---		17,333

Net loss for the year ended September 30, 2002	---		---		---	(36,699)		(36,699)

Balance, September 30, 2002	7,800,000		$7,800		$27,433	$(36,699)		$(1,466)

Additional paid in capital for office expenses	---		---		1,200	---		1,200

Additional paid in capital for services from officers	---		---		20,800	---		20,800

Issuance of common stock for cash at	2,890,500		2,891		93,459	---		96,350

Redemption and cancellation of common stock for cash at $0.001 per share, September 2003	(210,000)		(210)		6,790)	---		(7,000)

Net loss for the year ended September 30, 2003	---		---		---	(43,102)		(43,102)

Balance at September 30, 2003	10,480,500		10,481		136,102	79,801		66,782

Additional paid in capital for office expenses	---		---		900	---		900

Additional paid in capital for services from officers	---		---		7,800	---		7,800

Net loss for the year ended September 30, 2004	---		---		---	(77,528)		(77,528)

Balance, September 30, 2004	10,480,500		$10,481		$144,802	$(157,329)		$(2,046)

Additional paid in capital for operating expenses	---		---		165,000	---		165,000

Net loss for the year ended September 30, 2005	---		---		---	(233,338)		(233,338)

Balance, September 30, 2005	10,480,500		$10,481		$309,802	$(390,667)		$(70,384)

(13)

COVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended Sept. 30,				Dec. 13, 2001
					(Inception) -
	2005		2004		Sept. 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(233,338)		$(77,528)	$(390,667)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid with common stock		---		---	2,000
Expenses paid by officer		---		900	3,000
Services provided by officers		---		7,800	45,935
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		6,500		(6,500)	---
Decrease in prepaids		---		5,000	---
Increase in accounts payable and accrued expenses		52,984		5,638	74,478
Increase (decrease) in accrued payroll and related expenses		(2,236)		2,236	---
Increase (decrease) in related party payable		---		(5,500)	---

Net cash used in operating activities		(176,090)		(67,954)	(265,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from stockholder		---		(7,000)	(7,000)
Additional paid in capital		165,000		---	165,000
Proceeds from issuance of common stock		---		---	111,350

Net cash provided by (used in) financing activities		165,000		(7,000)	269,350

NET INCREASE (DECREASE) IN CASH		(11,090)		(74,954)	4,096

CASH, beginning of period		15,186		90,140	---

CASH, end of period		$4,096		$15,186	$4,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid		$800		$800	$1,600
Interest paid	$	---	$	---	$ ---

(14)

COVE APPAREL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 1 - NATURE OF OPERATIONS

Cove Apparel, Inc. (the “Company”) is in the process of developing a line of casual wear to manufacture and distribute. The Company was incorporated in the state of Nevada on December 13, 2001 and is headquartered in San Clemente, California.

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

(15)

COVE APPAREL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications - Prior year amounts have been reclassified to conform to current year presentations.

NOTE 3 - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has incurred a net operating loss of $390,667 from December 13, 2001 (inception) through September 30, 2005.

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

On August 25, 2005, the Company entered into an Agreement and Plan of Merger with Euroseas Ltd., an independent commercial shipping company, in an effort to mitigate the Company’s going concern issues. Once effective, the Company will make the necessary changes to its business plan of operations as further described in Note 4.

(16)

COVE APPAREL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 4 - MERGER

On August 25, 2005, the Company signed an Agreement and Plan of Merger with Euroseas Ltd. Euroseas Ltd. through its wholly-owned subsidiary, “EuroSub”, has agreed to acquire all of the Company’s outstanding common stock in exchange for shares of Euroseas common stock. 100% the outstanding shares of the Company’s common stock (an aggregate of 10,480,500 shares) will be converted into an aggregate of 1,079,167 shares of Euroseas common stock, an exchange ratio in the merger of 0.102969 (the “Exchange Ratio”), subject to adjustment in the event of a stock split. The unaudited pro forma financial information related to the merger was filed by the Company on Form 8-K/A on September 28, 2005. The completion of the merger is estimated to be in the first quarter of 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS

Office Space

The Company occupies office space provided by an officer. Accordingly, occupancy costs of $1,000 per month have been allocated to the Company. Total occupancy expenses of $12,000 are shown in the accompanying statement of operations for the year ended September 30, 2005.

(17)

COVE APPAREL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 6 - PROVISION FOR INCOME TAXES

As of September 30, 2005, the Company had a net federal operating loss carryforward of $390,667, expiring between 2021-2025. During the year ended September 30, 2005, the valuation allowance increased by $25,570 to $79,062. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. Being headquartered in California requires the Company to pay the state's minimum franchise tax of $800.

(18)

Item 8. Changes in and Disagreements with Accountants.

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

Item 8B. Other Information

No information is required to be disclosed in reports on Form 8-K which was not previously reported, except for the following:

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors.

The following table sets forth information regarding our executive officer and director.

Name	Age	Position
Kevin Peterson	28	President, Treasurer, Secretary and Director

Kevin Peterson. Mr. Peterson was appointed as our president, secretary and one of our directors on January 23, 2004, and as our treasurer on August 31, 2005. From 2001 to the present, Mr. Peterson has worked for American Correction Counseling Services located in San Clemente, California, as a recovery representative. Prior to that Mr. Peterson was employed by Soul Technology, a surf, skate and snowboard related company, which owns the Etnies, EMerica, 32 Snowboard Boots and S Footwear brands. He was employed by Soul Technology from 2000 to 2001, and assisted with warehouse operations. Mr. Peterson is a lifelong surfer, and combines his enthusiasm for the sport with his computer graphics knowledge that he brings to us. He has earned two certificates in Computer Graphics from Regional Occupational Program in 2002, enabling him to assist with our graphics art requirements. Mr. Peterson is not an officer or director of any other reporting company.

Kevin Peterson is the brother of Shawn Peterson, our former treasurer and one of our former directors.There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2005, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

(19)

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending September 30, 2004 and 2005. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Daniel Trotter, president secretary(1)	2004	None	None	None	None	None	None	None

Shawn Peterson, treasurer (2)	2004	None	None	None	None	None	None	None
	2005	None	None	None	None	None	None	None
Kevin Peterson, President, secretary, treasurer(3)	2004	None	None	None	None	None	None	None
	2005	None	None	None	None	None	None	None
(1)Resigned office 1/23/04.
(2) Resigned office 8/31/05.
(2) Assumed office 8/31/05.

Compensation of Directors. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

Compensation of Officers. As of January 11, 2006, our officers have received no compensation for their services provided to us, other than stock issued for services as indicated in the table above.

Employment Contracts. We anticipate that we will enter into an employment agreement with Kevin Peterson, although we do not currently know the terms of that employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 11, 2006, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kevin Peterson 1010 Calle Cordillera, Suite 106 San Clemente, California 92673	no shares president, treasurer, secretary, director	0.0%
Common Stock	Blue Star Investors, Ltd. P.O. Box 556, Hunkins Waterfront Plaza, Main Street Charles Town, Nevis, West Indies.	2,650,000 shares	25.3%
Common Stock	Olive Grove LLC 175 South Lake Avenue, Suite 307 Pasadena, California 91101	1,609,209 shares	15.4%
Common Stock	Seward Avenue Partners, LLC 175 South Lake Avenue, Suite 307 Pasadena, California 91101	1,405,395 shares	13.4%
Common Stock	Jonathan Spanier 175 South Lake Avenue, Suite 307 Pasadena, California 91101	1,385,396 shares	13.2%
Common Stock	All directors and named executive officers as a group	no shares	0.0%

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

(20)

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions. There have been no related party transactions, except for the following:

Daniel Trotter, one of our shareholders and our former president and director, provided office space to us at a monthly rate of $100. Mr. Trotter provided office space to us at this rate from January 2002 until June 2004. During that time our financial statements reflected that amount as occupancy costs, and that amount has been included in the financial statements as an additional capital contribution by Mr. Trotter.

In January 2002, we issued 3,000,000 shares of our common stock to Daniel Trotter, our former president, secretary, and one of our former directors, in exchange for services and expenditures valued at $1,000, or $0.001 per share which represented the fair value of the common stock on the date of issuance. In January 2002, we had not yet commenced any operations, nor did we own any significant assets. As such, the value of our stock was set at its par value.

In February 2002, we issued 4,500,000 shares of our common stock to Shawn Peterson, our former treasurer and one of our former directors, in exchange for cash totaling $15,000, or $0.001 per share, which represented the fair value of the common stock on the date of issuance. Mr. Peterson purchased shares of our stock for cash totaling $15,000.

During the year ended September 30, 2005, one of our stockholders made a loan to us for $45,000. This loan was non-interest bearing and was expected to be repaid within one year. The shareholder has agreed to forgive this loan and we have treated these funds as additional paid in capital.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

(21)

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1	Articles of Incorporation, as amended*

3.2	Bylaws*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 906 Certification by Chief Executive Officer

32.2	Section 906 Certification by Chief Financial Officer

*	Included in the registration statement on Form SB-2 filed on February 22, 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the years ended September 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $21,862 and $15,798, respectively.

Audit-related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended September 30, 2005 and 2004.

Tax Fees. For the years ended September 30, 2005 and 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Clemente, California, on January 11, 2006.

Cove Apparel, Inc a Nevada corporation

:	By:	/s/ Kevin Peterson
Kevin Peterson
Its:principal executive officer, president, and director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMPANY NAME CORPORATION

Date: January 11, 2006	By:	/s/ Kevin Peterson
Kevin Peterson
Its: principal executive officer, president, secretary, treasurer and director

<28>