Form 10QSB
period 2005-12-31
COVE APPAREL INC
filed 2006-02-14
CIK 1188915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to_________________________

Commission File Number: 000-50290

Cove Apparel, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	95-4891903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1003 Dormador, Suite 21, San Clemente, California 92672 (Address of principal executive offices)

949.218.1795 (Issuer’s Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 13, 2006, there were 10,480,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$3,123
Prepaid expenses	2,788

Total assets	$5,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$93,390

Total current liabilities	93,390

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value;
Authorized shares -- 5,000,000
Issued and outstanding shares -- 0	-
Common stock, $.001 par value;
Authorized shares -- 50,000,000
Issued and outstanding shares -- 10,480,500	10,481
Additional paid-in capital	324,597
Deficit accumulated during the development stage	(422,557)

Total stockholders' deficit	(87,479)

Total liabilities and stockholders' deficit	$5,911

COVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended				December 13,
	December 31,				2001 (Inception)
					to December 31,
	2005		2004		2005

NET REVENUES		$-		$-	$20,966

SELLING, GENERAL AND ADMINISTRATIVE		31,890		12,716	441,923

LOSS BEFORE PROVISION FOR INCOME TAXES		(31,890)		(12,716)	(420,957)

PROVISION FOR INCOME TAXES		-		-	1,600

NET LOSS		$(31,890)		$(12,716)	$(422,557)

NET LOSS PER COMMON SHARE --
BASIC AND DILUTED	$	nil	$	nil	(0.05)

WEIGHTED AVERAGE OF COMMON SHARES --
BASIC AND DILUTED		10,480,500		10,480,500	9,317,600

COVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three months ended		December 13,
	December 31,		2001 (Inception)
			to December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,890)	$(12,716)	$(422,557)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid with common stock	-	-	2,000
Expenses paid by officer	-	-	3,000
Services provided by officers	-	-	45,935
Changes in operating assets and liabilities
Increase in prepaid expenses	(2,788)	-	(2,788)
Increase in accounts payable and accrued expenses	18,910	7,279	93,388

Net cash used in operating activities	(15,768)	(5,437)	(281,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from stockholder	-	-	(7,000)
Additional paid in capital	14,795	-	179,795
Proceeds from issuance of common stock	-	-	111,350

Net cash provided by financing activities	14,795	-	284,145

NET INCREASE (DECREASE) IN CASH	(973)	(5,437)	3,123

CASH, beginning of period	4,096	15,186	-

CASH, end of period	$3,123	$9,749	$3,123

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$1,600
Interest paid	$-	$-	$-

COVE APPAREL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - NATURE OF OPERATIONS

Cove Apparel, Inc. (the "Company") is in the process of developing a line of casual wear to manufacture and distribute. The Company was incorporated in the state of Nevada on December 13, 2001 and is headquartered in San Clemente, California.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2005 included in the Company's annual report on Form 10-KSB.

NOTE 3 - GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $422,557 since inception through December 31, 2005.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space

The Company occupies office space provided by an officer. Accordingly, occupancy costs of $1,000 per month have been allocated to the Company. Total occupancy expenses of $3,000 and $2,000 are included in the accompanying statement of operations for the three months ended December 31, 2005 and 2004, respectively.

NOTE 5 - MERGER

On August 25, 2005, the Company signed an Agreement and Plan of Merger with Euroseas Ltd. Through its wholly-owned subsidiary, “EuroSub”, Euroseas Ltd. has agreed to acquire all of the Company’s outstanding common stock in exchange for shares of Euroseas common stock. Per the agreement, 100% of the outstanding shares of the Company’s common stock (an aggregate of 10,480,500 shares) will be converted into an aggregate of 1,079,167 shares of Euroseas common stock, an exchange ratio in the merger of 0.102969 (the “Exchange Ratio”), subject to adjustment in the event of a stock split. The unaudited pro forma financial information related to the merger was filed by the Company on Form 8-K/A on September 28, 2005. The merger was subsequently completed on February 3, 2006.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended December 31, 2005.

Operations. We were incorporated in Nevada on December 13, 2001. On January 8, 2002 we changed our name to Cove Apparel, Inc. We are a surf apparel company specializing in casual apparel and accessories for men, women and juniors. We have established a distribution network in the Caribbean Islands to market, distribute and sell surf-inspired clothing and other accessories. We currently distribute surf wear and accessories manufactured by third party surf wear manufacturers such as Ambiguous. In addition, we are currently developing our own collection of men's apparel under a new brand name, which we will sell and distribute throughout the United States, Japan and our established distribution network in the Caribbean. In addition, Mr. Kevin Peterson is assisting us with the development of a new line of infant apparel featuring a surf and skate theme. We are also currently negotiating to lease new office and storage facilities in San Clemente, California, though we do not yet know the terms of that lease. Our website is located at www.coveapparel.com.

Liquidity and Capital Resources. We had cash of $3,123 as of December 31, 2005, and prepaid expenses of $2,788; therefore, we had $5,911 in total assets. Our total current liabilities were $93,390 as of December 31, 2005, which was represented solely by accounts payable and accrued expenses. Our cash flow requirements during the three months ended December 31, 2005 were met through the contribution of capital by certain stockholders in the amount of $14,795. We had no long term commitments or contingencies.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE SAME PERIOD ENDED DECEMBER 31, 2004.

Results of Operations.

Revenues. For the three months ended December 31, 2005, we did not generate any revenue from our clothing sales operations, nor did we generate any revenues during the three months ended December 31, 2004.

Operating Expenses. For three months ended December 31, 2005, our total expenses were $31,890 which were represented by general and administrative expenses. Our net loss for this period is also $31,890. This is in comparison to the three months ended December 31, 2004, where we had $12,716 in general and administrative expenses, which also represented our total net loss for that period. The increase in our net loss is due to the fact that we had higher legal and administrative expenses during the most recent three month period because of the merger transaction that we have been contemplating in recent months.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $20,966 in revenues from operations since our inception on December 13, 2001, but none in the last year. We have cash of $3,123 as of December 31, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

During 2005, we began researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. On August 25, 2005, we executed a definitive agreement with Euroseas Ltd. for the merger of Cove with EuroSub, a subsidiary of Euroseas Ltd. The definitive merger agreement for the merger contemplates our merger with and into EuroSub, with our stockholders receiving 0.102969 shares of Euroseas for each share they presently own, subject to adjustment in case of a stock split by Euroseas prior to the merger. After giving effect to the merger, our stockholders would own approximately 2.8% of Euroseas.  On September 26, 2005, four stockholders of Cove representing 67.25% of the outstanding shares of Cove common stock took action by written consent approving the merger. We cannot assure you that the merger will be consummated.

On February 3, 2006, the SEC declared effective Euroseas’ F-4 registration statement concerning the proposed merger between us and Euroseas’ wholly-owned subsidiary, Euroseas Acquisition Company Inc. Under the merger agreement, our stockholders will receive 0.102969 shares of Euroseas common stock for each share of our common stock owned. A definitive joint information statement/prospectus describing the merger is being mailed to our stockholders on or about February 8, 2006. Until consummation of the merger, our common stock will continue to trade on the OTC Bulletin Board. Upon consummation of the merger, we will become a wholly-owned subsidiary of Euroseas and our stock will be de-listed and no longer trade on the OTC Bulletin Board. The merger is subject to customary closing conditions, and is expected to close in late February or early March 2006.

In addition, on February 7, 2006 the Board of Directors of Euroseas declared a dividend in the amount of $0.06 per share to the shareholders of Euroseas (i) payable on or about March 2, 2006 to those holders of record of common stock of Euroseas on February 28, 2006, and (ii) (A) payable to our stockholders who are entitled to receive shares of Euroseas in connection with the merger, with such payment being made only to the holders of record of our common stock as of the effective date of the merger and such dividend payment being made upon exchange of their shares of our common stock for shares of Euroseas common stock (assuming such merger is consummated), or (B) payable to Friends Investment Company, Inc. (“Friends”) if such merger is not consummated since Friends will be issued the shares that would otherwise been issued in the merger. The dividend has not yet been paid to our shareholders and will be paid to persons who are our shareholders at the time the Merger goes effective which is anticipated to occur in late February or early March 2006.

If we do not complete the merger transaction discussed herein, we will also need to raise funds to complete production of our new line of apparel. We plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

On September 26, 2005, four of our stockholders representing 67.25% of the outstanding shares of our common stock took action by written consent approving the merger. A definitive joint information statement/prospectus describing the merger is being mailed to our stockholders on or about February 8, 2006.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1 Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Section 1350 Certifications.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cove Apparel, Inc., a Nevada corporation

February 13, 2006	By:	/s/ Kevin Peterson
Kevin Peterson
Chief Executive Officer, President, Secretary, Director